Form 10KSB
period 1999-12-31
BANK BUILDING CORP
filed 2000-04-17
CIK 907250

U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C  20549

                            FORM 10-KSB

                           ANNUAL REPORT

          Annual Report Under Section 13 Or 15(D) Of The
                  Securities Exchange Act Of 1934

                  For the fiscal year ended 1999

                  Commission File Number 33-64520

                     BANK BUILDING CORPORATION

                       9112 Virginia Avenue
                      Bassett, Virginia  24055

                          (540) 629-3331

                  IRS Employer Number 54-1714800

   Securities registered pursuant to Section 12-(b) of the Act:

                               None

   Securities registered pursuant to Section 12-(g) of the Act:

         400,000 Shares of Common Stock with no par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing
requirements for the last 90 days.  Yes    X      No       _

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrants knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     Bank Building Corporation revenue for 1999 equaled $1,873,872.

     There are 398,244 shares of stock outstanding as of April 13, 2000. These shares are not believed too have any current market value.


                              Part 1


Item 1.  Description of Business

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks.
These banks are as follows:

Blue Ridge Bank, National Association, Floyd, Virginia
Central National Bank, Lynchburg, Virginia
Community National Bank, South Boston, Virginia
First National Bank, Rocky Mount, Virginia
First National Exchange Bank, Roanoke, Virginia
Mountain National Bank, Galax, Virginia
Patrick Henry National Bank, Bassett, Virginia
Patriot Bank, National Association, Fredericksburg, Virginia
Peoples National Bank, Danville, Virginia
Shenandoah National Bank, Staunton, Virginia

The selection of sites and construction of the offices is done by the Participating Banks that will lease the site to insure the needs of the bank are met. Should the Corporation decide to participate in the particular project, the site is titled in the name of the Corporation and all loans in connection with the site are to the Corporation. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks.

The acquisition and development of property are presently financed through loans from various sources. While such financing sources cannot be specifically identified, from time to time other Participating Banks make loans in connection with the acquisition of a site for another Participating Bank; however, a bank leasing a particular office will not provide any acquisition or development loans for that office. Funds for purchase and development may be acquired from banks outside the group of Participating Banks. It is anticipated the Corporation will be able to finance the acquisition of branch sites internally at some point in the future.

Following construction of a bank branch, the property is leased to the bank under a triple net operating lease. The leasing bank is responsible for all property taxes, insurance and maintenance costs on that office. It is anticipated that the lease payments and other costs approximate the cost which would have been experienced by the bank had the office been developed by the bank or leased from a third party. In any event, the lease payments cover all acquisition and loan costs and other costs associated with the site (just as though the Bank had acquired the site itself) plus a small additional fee to cover the accounting and processing costs.

In order to obtain the most desirable branch locations it is often necessary to acquire more property than will be required for an individual office. Currently, banking regulations restrict the ability of banks to acquire such property if it is not used for banking purposes. The Corporation will not be subject to such restrictions and can acquire the most desirable property and either sell any excess property or develop it for subsequent sale or lease to other parties.

Regardless of the amount of property purchased by the Corporation, the lease with the Participating Bank includes only the portion of the property utilized for the branch. The allocation of costs between the branch site and other property is based on the relative size and market value of each segment. Any property other than that used for the branch will be developed, leased or sold by the Corporation. Any buildings or other developments on this property will be compatible with the design of the bank office and consistent with the conduct of the business of banking.

Both interest and depreciation expenses are incurred on each office as well as other, minimal operating costs. These expenses will result in net operating losses during the initial years of each project although adequate cash flow from rental payments will be available to meet all cash needs. During the initial lease term, all leases will be structured for the adjustments to the monthly lease payments to track adjustments in the payments required by the underlying mortgage. After the initial period of the lease, terms will be renegotiated. Such terms could provide for lease payments in excess of or less than payments required by the underlying mortgage and operating expenses. Additionally, a lessee Participating Bank may determine not to renew its lease on a particular branch. Under these circumstances, such branch could be sold or leased to another tenant. Such sale or lease could be profitable, although there can be no assurance that this will occur.

While it is anticipated that renewed leases with a particular Participating Bank will produce sufficient rental payments to cover mortgage payments and other costs, there can be no assurance that this can, in fact, be accomplished. Failure to obtain renewal lease payments sufficient to cover these costs may result in a forced sale or foreclosure of the particular branch at a loss.

The Corporation does not have any paid employees. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, Management intends that Bank Services of Virginia, Inc., will provide these services. Bank Services currently provides various bookkeeping and related services for the Participating Banks.


Item 2.  Description of Property

As of December 31, 1999, the Corporation owned and leased the following offices::

         Bank                       Address
Blue Ridge Bank, N. A. 105 King Street, Blacksburg, VA
                       24060
Blue Ridge Bank, N. A. 325 Spring Street, Wytheville,
                       VA  24382
Central National Bank  3008 Waterlick Road, Lynchburg,
                       VA  24502
Central National Bank  2018 Tate Springs Road,
                       Lynchburg, VA  24501
Central National Bank  1728 Graves Mill Road,
                       Lynchburg, VA  24502
Community National     1002 Virginia Avenue,
Bank                   Clarksville, VA  23927
Community National     749 East 2nd Street, Chase City,
Bank                   VA  23924
Community National     222 Main Street, South Boston,
Bank                   VA  24592
Community National     300 Dabney Drive Ext.,
Bank                   Henderson, NC  27536
Community National     205 South Bickett Street,
Bank                   Louisburg, NC  27549
Community National     823 North Main Street, Roxboro,
Bank                   NC  27573
First National Bank    550 Blue Ridge Avenue, Bedford,
                       VA  24523
First National Bank    135 Scruggs Road, Moneta, VA
                       24121
First National Bank    9440 Franklin Street, Ferrum, VA
                       24088
First National         3132 Electric Road, Roanoke, VA
Exchange Bank          24018
First National         721 Blue Ridge Boulevard,
Exchange Bank          Roanoke, VA  24523
Patrick Henry National 900 Washington Street, Eden, NC
Bank                   27288
Patrick Henry National 630 Fagg Drive, Eden, NC  27288
Bank
Patrick Henry National 100 Turner Drive, Reidsville, NC
Bank                   27320
Patrick Henry National 305 South Main Street,
Bank                   Reidsville, NC  27320
Peoples National Bank  903 South Main Street, Danville,
                       VA  24541
Peoples National Bank  5406 U. S. Highway 29 North,
                       Danville, VA  24527
Shenandoah National    75 North Mason Street,
Bank                   Harrisonburg, VA  22802
In addition to these bank offices, the Corporation also owned the following other properties

             Description                        Location
Golden Corral Restaurant              Raleigh, NC
West Lake Corner Shopping Center      Moneta, VA
Blackstone Shopping Center            Blackstone, VA
27 Acres of Vacant land at the        Martinsville, VA
intersection of U. S. 58 and
Horsepasture-Price Road west of
Martinsville, VA


Item 3.  Legal Proceedings

There were no legal proceedings as of December 31, 1999 or 1998.


Item 4.  Submission of Matters to a Vote of Security Holders.

The regular Annual Meeting of Shareholders was held on July 22,1999 for the purposes of electing directors. A total of 231,513 shares, or 58.1% of the total outstanding shares, were voted at the meeting. The following were elected to serve as directors until the next Annual Meeting:

                Shares
                 Voted
   Director       For  Against
Worth Harris
Carter, Jr.     231,339     174
Robert W.
Conner          231,339     174
William G.
Davis           231,136     377
Charles E. Hall
               231,339     174
Haller G.
Prillaman       231,339     174
R. E. Williams
               231,339     174

There was no other business transacted at the meeting.



                              Part II


Item 5.  Market for Common Equity and Related Stockholder Matters

On February 28, 1995 398,244 shares of common stock were distributed to approximately 3,000 shareholders. To date, no public trading market for the stock has developed. There are no known brokerage firms making any market in the stock and management is not aware of the consideration for any shares of stock which may have been sold.

No dividends have been paid to date and none are anticipated for the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

As described under "Description of Business", the purpose of the Corporation is to acquire, develop and lease bank offices to the Participating Banks. This process will be coordinated with the management of each bank.

It is anticipated that each bank will establish at least one office each year through the Corporation although there is no requirement for any bank to do so. Several cities, towns and/or counties have been identified as potential branch sites by the management of the Participating Banks; however, specific sites have not been identified in any of these locations.

It has been the experience of the Participating Banks that the cost of acquiring and constructing branch offices varies considerably from area to area and from individual location to individual location. It is therefore impossible to project the cost of acquiring any parcels of property or constructing any offices. It is also impossible to determine the cash or financing needs to acquire and construct offices in the future.

The Corporation now owns and leases the properties listed under
Item 2 above. The Corporation is also a 50% limited partner in Waterlick, L.L.C which owns and leases certain commercial properties in Lynchburg, Virginia. Central National Bank opened an office on a portion of this property in 1998. The Corporation acquired West Lake Corner Shopping Center near Smith Mountain Lake in 1998. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank opened an office on a portion of this property in 1999.

During 1999, the Corporation acquired five bank offices.   In
addition, the Corporation agreed with several of the Participating Banks to acquired six additional bank sites. The Participating Banks are continuing to expand and additional offices are expected.

As a result of the acquisitions during the year, total income increased significantly from $1,103,554 in 1998 to $1,873,842 in 1999. Income continues to consist almost entirely of lease payments on the various properties. Operating expenses also increased significantly from $1,080,158 in 1998 to !1,846,502 in 1999. Interest and depreciation costs continue to account for nearly all of the operating costs. Net income increased to $27,340 for 1999 compared to $23,396 in 1998 and a loss of $27,791 in 1997. There was no income tax liability due to the recognition of tax loss carryforwards from pervious years.



Item 7.  Financial Statements And Supplementary Data

The following financial statements and supplementary data are supplied in the 1999 Financial Statement and Independent Auditors report by Manning, Perkinson, Floyd & Corporation filed herewith.

1.   Comparative Balance Sheets as of December 31, 1999 and 1998;

2. Comparative Statements of Income and Retained Earnings for the years ended December 31, 1999, 1998 and 1997;

3.   Statements of Cash Flow for the years ended December 31, 1999,
     1998 and 1997

4.   Notes to the Financial Statements



Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     There have been no changes in or disagreements with any accountants on accounting and financial disclosures.


Item 9.  Directors, Executive Officers, Promoters and Control
Persons

                                                    Benefic Percent
                                                    ial        of
                        Principal Occupation for    Stock    Shares Direc
                                                                     tor
    Directors     Age     the Past Five Years       Ownersh OutstandSince
                                                    ip        ing
Carter, Worth     62                                 47,718  11.98% 1994
Harris, Jr. (1)
  Chairman of the
Board
  and President

Worth Harris
Carter, Jr. is a
director and
officer of the
following
companies:
     Chairman of
the Board of
First National
Bank since 1976,
President since
1986
     Chairman of
the Board and
President of
Patrick Henry
National Bank
since 1977
     Chairman of
the Board and
President of
Peoples National
Bank since 1976
     Chairman of
the Board of Blue
Ridge Bank since
1982
      Chairman of
    the Board and
     President of
        Community
    National Bank
       since 1985
      Chairman of
    the Board and
     President of
Mountain National
  Bank since 1996
      Chairman of
    the Board and
     President of
       Shenandoah
    National Bank
       since 1996
      Chairman of
    the Board and
     President of
 Central National
  Bank since 1996
      Chairman of
    the Board and
     President of
     Patriot Bank
       since 1996
      Chairman of
    the Board and
     President of
   First National
    Exchange Bank
       since 1999
      Chairman of
    the Board and
     President of
 Mortgage Company
of Virginia since
             1984
      Chairman of
    the Board and
President of Bank
      Services of
   Virginia since
             1984
     Chairman of
the Board and
President of Bank
Building
Corporation since
1994


Conner, Robert W. 59                                  1,119  0.28%  1995
(2)

 Robert W. Conner
is Clerk, Circuit
 Court of Halifax
     County and a
  farmer.  He has
  been a Director
               of
        Community
    National Bank
  since 1985.  He
has served on the
        Boards of
Directors of both
    Bank Services
  of Virginia and
 Mortgage Company
     of Virginia.
                                                    Benefic Percent
                                                    ial        of
                        Principal Occupation for    Stock    Shares Direc
                                                                     tor
    Directors     Age     the Past Five Years       Ownersh OutstandSince
                                                    ip        ing
Davis, William G. 57                                  2,271  0.57%  1995
(2)

William G. Davis
 is and has been
 an Attorney at
 law in the firm
of Davis, Davis,
  Davis & Rice,
      Rocky
  Mount, Virginia
    for more than
  five years.  He
       has been a
Director of First
   National Bank,
     Rocky Mount,
   Virginia 1974.
 He has served on
    the Boards of
Directors of both
 Bank Services of
     Virginia and
         Mortgage
Company of
Virginia.


Hall, Charles E.  57                                    135  0.03%  1995

  Charles E. Hall
is and has been a
  Dairy Farmer in
    Floyd County,
    Virginia more
 than five years.
               He
has served on the
         Board of
    Directors for
 Blue Ridge Bank,
  Floyd, Virginia
   since 1978 and
       has served
 on the Boards of
Directors of Bank
      Services of
     Virginia and
 Mortgage Company
     of Virginia.


Prillaman, Haller 66                                  3,470  0.87%  1995
G.

    Haller G.
Prillaman is and
    has been
  President of
    Prillaman
 Brothers, Inc.,
Martinsville, Va.
  for more than
 five years.  He
   has been a
   director of
  Patrick Henry
 National Bank,
Bassett, Virginia
 since 1976 and
   has been a
   director of
Mountain National
  Bank, Galax,
 Virginia since
 1996.   He has
 also served on
    the Boards of
Directors of both
 Bank Services of
     Virginia and
 Mortgage Company
      of Virginia


Williams, R. E.   65                                  1,156  0.29%  1995

R. E. Williams is
     and has been
 President of Dry
     Fork Milling
   Company, Inc.,
        Danville,
     Virginia for
   more than five
years.  He been a
      Director of
 Peoples National
  Bank, Danville,
   Virginia since
            1977.
      He has also
    served on the
        Boards of
Directors of both
 Mortgage Company
  of Virginia and
             Bank
Services of
Virginia.



Notes:
    (1)  Includes
4,110 shares held
 by Mr. Carter as
    custodian and
2,519 shares held
by family members
   over which Mr.
Carter is deemed
     to have
investment powers
 and 538 shares
 owned by C & C
Realty, Inc. over
which Mr. Carter
is deemed to have
       investment
          powers.
(2)  Includes 219
 shares held by
 family members
 over which Mr.
Conner is deemed
     to have
   investment
     powers.
 (3) There are no
           family
    relationships
      between any
     officers and
 directors of the
            bank.
   (4) Unless
    otherwise
 indicated, the
shares listed in
    the table
 represent sole
   voting and
investment powers
     of the
directors




Item 10.  Executive Compensation

No compensation has been paid or is due and payable to any director of the Corporation. As of December 31, 1999 the Corporation had no paid officers or employees. Further, the Corporation does not intend to have any salaried directors, officers or employees in the foreseeable future. (See "Description of Business").



Item 11.  Security Ownership of Certain Owners and Management

As of December 31, 1999 the following individual controlled more than 5% of the Corporations outstanding shares:

 Title    Name and Address of   Amount   Percent of
  of                               and
                                Nature
                                    of
 Class     Beneficial Owner    Benefic      Class
                                   ial
                               Ownersh
                                    ip
Common  Carter, Worth Harris,    40,551 Direct
       Jr.
        805 Hazelwood Lane        6,945 Benefic
                                       ial
        Martinsville, VA  24112  47,496          11.93%


Item 12.  Certain Relationships and Related Transactions

     The Corporation does not propose to engage in any transaction in which any director or executive officer of the Corporation, or immediate family members thereof had or is to have a direct or indirect material interest.



Item 13.  Exhibits and Reports on Form 8-K.

     None.


Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:         Bank Building Corporation

Date           April 14, 2000

By             Worth Harris Carter, Jr.
               (Signature)
               President and Chief Financial Officer

        Name                 Capacity                 Date
/s/ Worth Harris      Chairman of the        April 14, 2000
Carter, Jr.           Board, President
Worth Harris Carter,  And Chief Financial
Jr.                   Officer

/s/Robert W. Conner   Director               April 14, 2000
Robert W. Conner

/s/William G. Davis   Director               April 14, 2000
William G. Davis

/s/Charles E. Hall    Director               April 14, 2000
Charles E. Hall

/s/Haller G.          Director               April 14, 2000
Prillaman
Haller G. Prillaman

/s/R. E. Williams     Director               April 14, 2000
R. E. Williams





AUDITORS LETTER


                   Independent Auditor's Report


To the Board of Directors
Bank Building Corporation
Bassett, Virginia


     We have audited the accompanying consolidated balance sheets of Bank Building Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank Building Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





Manning, Perkinson, Floyd & Corporation

Certified Public Accountants


Danville, Virginia
April 14, 2000




BANK BUILDING CORPORATION
Consolidated Balance Sheets
December 31, 1999 and 1998
                             1999     1998
AS
SE
TS

Cu
rr
en
 t
As
se
ts
   Ca                             $        $
   sh                        24,484   19,793
    Re                            -
    ce                                 7,135
    iv
    ab
    le
     s
    In                                     -
    co
    me
    ta
     x
    re
    fu
    nd
    re
    ce
    iv
    ab
    le
    Pr                        7,466    8,466
    ep
    ai
     d
    ex
    pe
    ns
    es
       Total current assets   31,950   35,394

Pr
op
er
ty
(n
ot
 e
2)
   La                      5,073,68 3,971,37
   nd                             9        4
    Bu                   15,309,110 13,575,1
    il                                    02
    di
    ng
                           20,382,7 17,546,4
                                 99       76
       Less accumulated     (768,212 (405,643
      depreciation                )        )
                           19,614,5 17,140,8
                                 87       33
Ot
he
 r
as
se
ts
    Or                        4,221   12,665
    ga
    ni
    za
    ti
    on
    co
    st
    s,
    ne
     t
    Lo                      108,315   83,686
    an
    as
    su
    mp
    ti
    on
    fe
    e,
    ne
     t
                            112,536   96,351

                                  $        $
                           19,759,0 17,272,5
                                 73       78

LI
AB
IL
IT
IE
 S
AN
 D
SH
AR
EH
OL
DE
RS
 '
EQ
UI
TY

Cu
rr
en
 t
li
ab
il
it
ie
 s
    Ac         $                  -        $
    co                                 2,763
    un
    ts
    pa
    ya
    bl
     e
    Ac                      106,465  117,700
    cr
    ue
     d
    in
    te
    re
    st
    Cu                      610,265  370,440
    rr
    en
     t
    po
    rt
    io
     n
    of
    lo
   ng-
    te
    rm
    de
    bt
    No                    1,088,500 1,113,50
    te                                     0
    Pa
    ya
    bl
     e
    (n
    ot
     e
    4)
    De                                     -
    po
    si
     t
    on
    pr
    op
    er
    ty
    (n
    ot
     e
    2)
       Total current        1,805,23 1,604,40
      liabilities                 0        3

Lo                       17,941,568 15,683,2
ng-                                        40
te
rm
de
bt
(n
ot
es
 4
an
 d
6)

Sh
ar
eh
ol
de
rs
eq
ui
ty
    Ca
    pi
    ta
     l
    st
    oc
    k,
    co
    mm
    on
     ,
    au
    th
    or
    iz
    ed
    40
    0,
    00
     0
    sh
    ar
    es
     ,
    no
    pa
     r
    va
    lu
     e
    39                            -        -
    8,
    24
     4
    is
    su
    ed
    an
     d
    ou
    ts
    ta
    nd
    in
     g
     -

    Re                       12,275
    ta                              (15,065)
    in
    ed
    ea
    rn
    in
    gs
    (d
    ef
    ic
    it
     )
       Total shareholders
      equity                 12,275 (15,065)

                                  $        $
                           19,759,0 17,272,5
                                 73       78

 The accompanying notes are an integral part of this statement.
BANK BUILDING CORPORATION
Consolidated Statements of Income and Retained Earnings
Years ended December 31, 1999, 1998 and 1996

                                1999    1998   1997
IN
CO
ME

Le                        $ 1,843,248       $      $
as                                    1,072,5 523,73
 e                                         15      7
in
co
me
(n
ot
 e
6)
Ot                             30,594
he                                     31,039      -
 r
in
co
me
                              1,873,8 1,103,5 523,73
                                   42      54      7

EX
PE
NS
ES
In                          1,356,278 803,378 413,25
te                                                 4
re
st
De                            362,570 207,710 95,460
pr
ec
ia
ti
on
Am                             12,475  10,693  9,009
or
ti
za
ti
on
Ta                             43,624  25,159 12,767
xe
 s
an
 d
in
su
ra
nc
 e
Re                             27,180   3,313  3,897
pa
ir
 s
Pr                             10,117  14,520 11,442
of
es
si
on
al
fe
es
Ot                             34,258  15,385  5,699
he
 r
                              1,846,5 1,080,1 551,52
                                   02      58      8

In                             27,340
co                                     23,396 (27,79
me                                                1)
(l
os
s)
be
fo
re
in
co
me
ta
xe
 s

In                                  -
co                                          -      -
me
ta
 x
be
ne
fi
 t
(e
xp
en
se
 )
(n
ot
 e
5)

Ne                             27,340  23,396      -
 t                                            27,791
in
co
me

Re                           (15,065)
ta                                    (38,461 (10,67
in                                          )     0)
ed
ea
rn
in
gs
(d
ef
ic
it
),
be
gi
nn
in
 g
of
ye
ar

Re                            $12,275 ($15,06 ($38,4
ta                                         5)    61)
in
ed
ea
rn
in
gs
(d
ef
ic
it
),
en
 d
of
ye
ar

Ea                    $          0.06       $      $
rn                                       0.06 (0.07)
in
gs
(l
os
s)
pe
 r
sh
ar
 e

The accompanying notes are an integral part of this statement.
BANK BUILDING CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 1999, 1998 and 1996
                                   1999    1998    1997
C
a
s
h
f
l
o
w
s
f
r
o
m
o
p
e
r
a
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:

  N                              $27,340 $23,396 ($27,79
  e                                                   1)
  t
  I
  n
  c
  o
  m
  e
  (
  l
  o
  s
  s
  )

  A
  d
  j
  u
  s
  t
  m
  e
  n
  t
  s
  t
  o
  r
  e
  c
  o
  n
  c
  i
  l
  e
  n
  e
  t
  i
  n
  c
  o
  m
  e
  t
  o
  n
  e
  t
  c
  a
  s
  h
  p
  r
  o
  v
  i
  d
  e
  d
  b
  y
  o
  p
  e
  r
  a
  t
  i
  n
  g
  a
  c
  t
  i
  v
  i
  t
  i
  e
  s
  :
      Depreciation
                                 362,570 207,710  95,460
      Amortization
                                  12,475  10,693   9,009
    (                              1,000
    I                                    (2,881) (5,585)
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    p
    r
    e
    p
    a
    i
    d
    e
    x
    p
    e
    n
    s
    e
    s
    I                            (2,763)
    n                                      2,763 (7,418)
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    o
    u
    n
    t
    s
    p
    a
    y
    a
    b
    l
    e
    I                           (11,235)
    n                                     73,064  18,715
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    r
    u
    e
    d
    i
    n
    t
    e
    r
    e
    s
    t
    I                                  -
    n                                          -       -
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    t
    a
    x
    e
    s
    p
    a
    y
    a
    b
    l
    e
    (                              7,135
    I                                    (7,135)   4,024
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    r
    e
    c
    e
    i
    v
    a
    b
    l
    e
    N                            396,522
    e                                    307,610  86,414
    t
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    b
    y
    o
    p
    e
    r
    a
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s


C
a
s
h
f
l
o
w
s
f
r
o
m
i
n
v
e
s
t
i
n
g
a
c
t
i
v
i
t
i
e
s
  A                             (28,660)
  d                                      (66,789 (19,713
  d                                            )       )
  i
  t
  i
  o
  n
  s
  t
  o
  l
  o
  a
  n
  f
  e
  e
  s
  P                          (2,836,323)
  u                                      (6,744, (1,037,
  r                                         224)    661)
  c
  h
  a
  s
  e
  o
  f
  p
  r
  o
  p
  e
  r
  t
  y
    N                        (2,864,983)
    e                                    (6,811, (1,057,
    t                                       013)    374)
    c
    a
    s
    h
    u
    s
    e
    d
    b
    y
    i
    n
    v
    e
    s
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

C
a
s
h
f
l
o
w
s
f
r
o
m
f
i
n
a
n
c
i
n
g
a
c
t
i
v
i
t
i
e
s
:
  P                            2,866,000
  r                                      6,678,9       -
  o                                           00
  c
  e
  e
  d
  s
  f
  r
  o
  m
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
  R                            (367,851)
  e                                      (206,80 (84,397
  p                                           4)       )
  a
  y
  m
  e
  n
  t
  o
  f
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
  P                                    -
  r                                      1,188,5 900,000
  o                                           00
  c
  e
  e
  d
  s
  f
  r
  o
  m
  n
  o
  t
  e
  p
  a
  y
  a
  b
  l
  e
  R                             (25,000)
  e                                      (975,00 (8,500)
  p                                           0)
  a
  y
  m
  e
  n
  t
  o
  f
  n
  o
  t
  e
  p
  a
  y
  a
  b
  l
  e
  P                                    -
  r                                      (175,00 175,000
  o                                           0)
  c
  e
  e
  d
  s
  f
  r
  o
  m
  d
  e
  p
  o
  s
  i
  t
  o
  n
  p
  r
  o
  p
  e
  r
  t
  y
    N                          2,473,149
    e                                    6,510,5 982,103
    t                                         96
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    (
    u
    s
    e
    d
    b
    y
    )
    f
    i
    n
    a
    n
    c
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

I                                  4,688
n                                          7,193  11,143
c
r
e
a
s
e
(
d
e
c
r
e
a
s
e
)
i
n
c
a
s
h

C                                 19,796
a                                         12,603   1,460
s
h
a
t
b
e
g
i
n
n
i
n
g
o
f
y
e
a
r
C                          $      24,484       $       $
a                                         19,796  12,603
s
h
a
t
e
n
d
o
f
y
e
a
r

S
U
P
P
L
E
M
E
N
T
A
L
I
N
F
O
R
M
A
T
I
O
N
  I                         $    972,540       $       $
  n                                      730,317 394,539
  t
  e
  r
  e
  s
  t
  p
  a
  i
  d
  I  -                                    -        -
  n
  c
  o
  m
  e
  t
  a
  x
  e
  s
  p
  a
  i
  d

  P
  r
  o
  p
  e
  r
  t
  y
  a
  n
  d
  e
  q
  u
  i
  p
  m
  e
  n
  t
  p
  u
  r
  c
  h
  a
  s
  e
  d
  t
  h
  r
  o
  u
  g
  h
    a                 $                -       $       $
    s                                    4,317,9 1,971,3
    s                                         18      44
    u
    m
    p
    t
    i
    o
    n
    o
    f
    d
    e
    b
    t

The accompanying notes are an integral part of this statement.
BANK BUILDING CORPORATION
Notes to Consolidated Financial Statements
December 31, 1999

1.   Summary of Significant Accounting Policies

The Corporation conducts its business in Virginia with its main office located in Bassett, Virginia. The principal business activity of the Corporation is to acquire, build, finance and lease branch buildings to commercial banks in Virginia and North
Carolina. The Corporation and its subsidiary also own and lease two shopping center and a restaurant.

In 1999, the Corporation formed a wholly-owned subsidiary - Blackstone Properties, LLC. All intercompany transactions between the Corporation and Blackstone have been eliminated in these consolidated financial statements. In October 1999, Blackstone purchased a shopping center in southside Virginia and is leasing space to a number of retail tenants.

The Corporation leases its properties under operating leases.
Other income represents fees charged to tenants for maintenance, insurance and taxes.

Organization costs are being amortized on the straight-line method over 60 months.

Loan origination fees are amortized over the life of each loan.

Property is stated at cost and is depreciated over the estimated useful lives of the assets.

Receivables represent amounts due from tenants for reimbursement of maintenance, taxes and insurance. In management's opinion, no allowance for uncollectible accounts is needed at year-end.

Earnings per share are calculated based on the average number of shares outstanding during the year.

The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The only significant timing difference consist of loan origination fees which are expensed for income tax purposes when incurred.

2.   Leases

The Corporation leases substantially all of its property under long term operating leases. Future minimum payments, for the next five years, due under existing leases at December 31, 1999 were as follows:

   2000       $
        2,136,0
             00
   2001
        2,136,0
             00
   2002
        2,136,0
             00
   2003
        2,136,0
             00
   2004
        2,136,0
             00


3.   Investment in Waterlick, L.L.C.

The Corporation is a 50% limited partner in Waterlick, L.L.C. Waterlick owns and leases certain commercial properties in Lynchburg, Virginia. This investment is accounted for by the equity method. No funds were invested in Waterlick; therefore, Waterlick's 1999 loss of $3,033, 1998 loss of $6,418 and 1997 loss of $5,965 are not reflected in the financial statements.



4.    Long-term Debt

Long-term debt consisted of the following at December 31, 1999 and 1998:

                                   1999    1998
Mortgage loan secured by real
estate (shopping
center) and related leases.
Monthly payments are
$19,403 including principal,           $        $
interest at 8.25%                1,784,30 1,859,65
                                       8        8


Mortgage loan secured by real
estate (shopping
center) and related leases.
Monthly payments are
$20,394 including principal,             2,323,20
interest at 8.50%                2,274,06        0
                                       0


Mortgage loan secured by real
estate and lease
for a Golden Corral Restaurant.
Monthly payments
are $16,299 including principal,         1,951,19
interest at 6.0%                 1,870,45        2
                                       8


Mortgage loans secured by real
estate (branch bank
facilities) and related leases.
Monthly payments at
December 31, 1999 are $104,695
including principal
and interest.  Interest rates
were 7.75% to 8.25% at
December 31, 1999 and are
subject to adjustment at
various times.                        12
                                ,623,007 9,919,63
                                                0


                                18,551,8 16,053,6
                                      33       80

Less current portion
                                (610,265 (370,440
                                       )        )

                                       $        $
                                17,941,5 15,683,2
                                      68       40


Maturities of long-term debt at December 31, 1999 are as follows:


2000          $
        610,265
2001
        646,010
2002
        684,570
2003
        722,586
2004
        767,199
Thereaf
ter     15,121,2
             03
              $
       18,551,8
             33

At December 31, 1999, the Corporation had unsecured demand notes payable of $1,088,500 (8 1/2% interest) with two of the banks addressed in note 6.

5.   Income Taxes

The income tax benefit (expense) consists of the following:

                              1999       1998      1997
Current                             $         $           $
                              (5,495)   (4,626)       5,269
Deferred
                            5,495     4,626      (5,269)
                                    $         $           $
                                    -         -           -

At December 31, 1999, the Corporation had net operating loss (NOL) carryforwards of approximately $75,000 expiring from 2016 through 2019. A deferred tax asset has not been recorded since it is not known when the NOL will be utilized.

Income tax benefit (expense) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

                              1999   1998     1996
Tax benefit (expense)
computed by applying
  federal rate to income          $       $       $
before income taxes          (9,295)      (7   9,449
                                      ,955)
State income taxes           (1,082)   (926)   1,100
Effect of surtax exemption    4,882         (5,280)
                                      4,255
Deferred taxes                5,495   4,626 (5,269)
                                  $       $       $
                                  -       -       -


6.   Related Party Transactions

The Chairman of the Board and president of the Corporation serves in a similar capacity for ten commercial banks throughout Virginia. The Corporation had outstanding loans with certain of these banks at December 31, 1999 totaling $19,640,333 and $14,194,022 at
December 31, 1998. The Corporation also leases branch banking locations to certain of these banks. Lease income received from these banks was $1,154,412 in 1999, $577,588 in 1 998, and $365,344
in 1997.


7.   Fair Value Of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires the Corporation to disclose the estimated fair values of its financial assets and liabilities. The estimated fair values of these were estimated using the following assumptions

a. The book value of cash is believed to approximate its fair value.

b. The fair value of long-term debt and notes payable is estimated by discounting the anticipated cash flows using estimated market rates for similar loans available in the Corporation market area.

                   1999            1998
               Book    Fair     Book   Fair
              Value   Value    Value  Value

Financial
Assets
   Cash      $24,484  $24,484 $19,793 $19,793

Financial
Liabilities
   Note      1,088,5  1,088,5 1,113,5 1,113,5
Payable           00       00     00      00
   Long-term 18,551,  17,929, 16,053,     16,
debt             833      125    680 053,680
             $19,640  $19,017 $17,167 $17,167
                ,333     ,625   ,180    ,180

8.   Commitments

The Corporation currently has ongoing discussions in process regarding future bank locations to be acquired and leased to commercial banks in Virginia and North Carolina. At December 31,
1999, the Corporation had commitments to the Participating Banks for the purchase of five offices with a total amount outstanding as of that date of $2,572.387.