Form 10-Q
period 2000-03-31
BANK BUILDING CORP
filed 2000-05-15
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                 Commission File Number 33-64520

                    BANK BUILDING CORPORATION

                            Virginia

                           54-1714800

         9112 Virginia Avenue, Bassett, Virginia  24055

                         (703) 629-3331

  Securities registered pursuant to Section 12-(b) of the Act:

                              None

  Securities registered pursuant to Section 12-(g) of the Act:

        400,000 Shares of Common Stock with no par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such
filing requirements for the last 90 days.  Yes    X      No
____.

     There are 398,244 shares of sock outstanding as of May 12, 2000.

                                   INDEX


PART 1 - FINANCIAL INFORMATION                                  3

 ITEM 1 - FINANCIAL STATEMENTS                                 3
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION               3
  CONSOLIDATED STATEMENTS OF INCOME                            3
  CONSOLIDATED STATEMENTS CASH FLOWS                           5

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                           6

PART II - OTHER INFORMATION                                     7










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
(Dollars in Thousands)
                        March
                         31
ASSETS                  2000      1999

Current Assets
Cash                         $        $
                        79,827   79,618
Receivable
                                  7,135
Prepaid Expenses
                        11,869   11,598
Total Current Assets
                        91,696   98,351

Property and
equipment
Land
                      5,073,68 3,971,37
                             9        4
Buildings
                      15,309,1 13,575,1
                            10       02
Total Fixed Assets
                      20,382,7 17,546,4
                            99       76
Less accumulated
depreciation          (858,855 (471,705
                             )        )
Net Fixed Assets
                      19,523,9 17,074,7
                            44       71

Net organization
costs                  109,417   93,678
                             $        $
                      19,725,0 17,266,8
                            57       00
LIABILITIES

Current Liabilities
Accounts Payable            --        $
                                  2,763
Accrued Interest
                       125,294  129,996
Current portion of
long-term debt         441,133  455,932
Note payable - demand
                      1,088,50 1,113,50
                             0        0
Total Current
Liabilities           1,654,92 1,702,19
                             7        1


Long-term debt
                      18,009,0 15,513,3
                            73       96

Stockholders equity
Common stock,
authorized 400,000
shares, no par value,
398,244
issued and
outstanding                  -        -

Retained earnings
(deficit)               61,057   51,213
Total stockholders'
equity                  61,057   51,213

                             $        $
                      19,725,0 17,266,8
                            57       00

Consolidated Statements of Income
(Dollars in Thousands except  per share data)
                          Three
                         Months
                          Ended
                          March
                           31
                          2000   1999
INCOME
Lease Income                  $       $
                         524,94 467,999
                              4
Other Income
                         14,068       -

                         539,01 467,999
                              2


EXPENSES
Interest
                         376,98 316,528
                              4
Depreciation
                         90,643  66,062
Amortization
                          3,119   2,673
Other
                         19,483  16,459

                         490,22 401,722
                              9

Net income
                         48,783  66,277

Retained earnings,
beginning of Period      12,274 (15,064
                                      )

Retained earnings, end        $       $
of Period                61,057  51,213

Earnings per share            $       $
                           0.12    0.17



Consolidated Statements Cash Flows
 (Dollars in Thousands)
                                   2000    1999
C
a
s
h
f
l
o
w
s
f
r
o
m
o
p
e
r
a
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:

  N                              $48,782 $66,278
  e
  t
  I
  n
  c
  o
  m
  e
  (
  l
  o
  s
  s
  )

  A
  d
  j
  u
  s
  t
  m
  e
  n
  t
  s
  t
  o
  r
  e
  c
  o
  n
  c
  i
  l
  e
  n
  e
  t
  i
  n
  c
  o
  m
  e
  t
  o
  n
  e
  t
  c
  a
  s
  h
  p
  r
  o
  v
  i
  d
  e
  d
  b
  y
  o
  p
  e
  r
  a
  t
  i
  n
  g
  a
  c
  t
  i
  v
  i
  t
  i
  e
  s
  :
      Depreciation
                                  90,643  66,062
      Amortization
                                   3,119   2,673
    (                            (4,403)
    I                                    (3,132)
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    p
    r
    e
    p
    a
    i
    d
    e
    x
    p
    e
    n
    s
    e
    s
    I
    n
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    o
    u
    n
    t
    s
    p
    a
    y
    a
    b
    l
    e
    I                             18,829
    n                                     12,296
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    r
    u
    e
    d
    i
    n
    t
    e
    r
    e
    s
    t
    I                                  -
    n                                          -
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    t
    a
    x
    e
    s
    p
    a
    y
    a
    b
    l
    e
    (
    I
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    r
    e
    c
    e
    i
    v
    a
    b
    l
    e
    N                            156,970
    e                                    144,177
    t
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    b
    y
    o
    p
    e
    r
    a
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s


C
a
s
h
f
l
o
w
s
f
r
o
m
i
n
v
e
s
t
i
n
g
a
c
t
i
v
i
t
i
e
s
  A
  d
  d
  i
  t
  i
  o
  n
  s
  t
  o
  l
  o
  a
  n
  f
  e
  e
  s
  P
  u
  r
  c
  h
  a
  s
  e
  o
  f
  p
  r
  o
  p
  e
  r
  t
  y
    N                                  -
    e                                          -
    t
    c
    a
    s
    h
    u
    s
    e
    d
    b
    y
    i
    n
    v
    e
    s
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

C
a
s
h
f
l
o
w
s
f
r
o
m
f
i
n
a
n
c
i
n
g
a
c
t
i
v
i
t
i
e
s
:
  P
  r
  o
  c
  e
  e
  d
  s
  f
  r
  o
  m
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
  R                            (101,627)
  e                                      (84,352
  p                                            )
  a
  y
  m
  e
  n
  t
  o
  f
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
  P
  r
  o
  c
  e
  e
  d
  s
  f
  r
  o
  m
  n
  o
  t
  e
  p
  a
  y
  a
  b
  l
  e
  R
  e
  p
  a
  y
  m
  e
  n
  t
  o
  f
  n
  o
  t
  e
  p
  a
  y
  a
  b
  l
  e
  P
  r
  o
  c
  e
  e
  d
  s
  f
  r
  o
  m
  d
  e
  p
  o
  s
  i
  t
  o
  n
  p
  r
  o
  p
  e
  r
  t
  y
    N                          (101,627)
    e                                    (84,352
    t                                          )
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    (
    u
    s
    e
    d
    b
    y
    )
    f
    i
    n
    a
    n
    c
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

I                                 55,343
n                                         59,825
c
r
e
a
s
e
(
d
e
c
r
e
a
s
e
)
i
n
c
a
s
h

C                                 24,484
a                                         19,793
s
h
a
t
b
e
g
i
n
n
i
n
g
o
f
y
e
a
r
C                          $      79,827       $
a                                         79,618
s
h
a
t
e
n
d
o
f
y
e
a
r

 BANK BUILDING CORPORATION


Notes to Consolidated Financial Statements

1.  Presentation of Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

The accompanying financial statements include the Company's wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Company and Blackstone have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and leases space to a number of retail tenants.


Item 2 - Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

The primary purpose of BBC is to acquire and develop property for lease as bank offices to a number of Participating Banks. The selection of sites and construction of the offices is done by the Participating Banks that will lease the site to insure the needs of the bank are met. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to BBC nor are there any commitments on the part of BBC to accept any prospective office properties offered by any of the Participating Banks. The acquisition and development of property is financed through loans from various sources.

The Company now owns eighteen offices which are leased to various Participating Banks under triple net operating leases. The leasing bank are responsible for all property taxes, insurance and maintenance costs on each leased office. The Company incurs both interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Company also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a portion of this property on June 5, 1998. As noted above, the Company also owns Blackstone Properties, a wholly-owned subsidiary, which owns a shopping center in southside Virginia which is leased to a number of retail tenants.

For the first three months of 2000 the Company generated net income of $49,000 compared to $66,000 for the previous year. Both interest and depreciation costs associated with offices acquired during 1999 accounted for the increase in expense and decline in income.

BANK BUILDING CORPORATION


Part II - Other Information

Item 1.   Legal Proceedings

          There were no legal proceedings of financial significance underway at March 31, 2000 or 1999.

Item 2.   Changes in Securities

     There have been no change in the Company's securities during the period covered by this report.

Item 3.   Defaults Upon Senior Securities

     There have been no defaults on any securities.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters presented to a vote of security holders during the period covered by this report.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Forms 8-K

          There have been no reports on Form 8-K filed during the period covered by this report.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BANK BUILDING CORPORATION
                                                (Registrant)

Date:    May 12, 2000                        By:  Worth Harris
Carter, Jr.
                                        Worth Harris Carter, Jr.
                                        President and Principal
Financial Officer