Form 10QSB
period 2000-06-30
BANK BUILDING CORP
filed 2000-08-15
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

     There are 398,244 shares of sock outstanding as of  August
14, 2000.

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










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
(Dollars in Thousands)

                       June 30
ASSETS                  2000      1999

Current Assets
Cash                         $        $
                       106,065  113,502
Receivable
                             -    7,135
Prepaid Expenses
                        16,126   16,296
Income tax refund
receivable                   -        -
Total Current Assets
                       122,191  136,933


Property and
equipment
Land
                      5,073,68 3,971,37
                             9        4
Buildings
                      15,309,1 13,575,1
                            10       02
Total Fixed Assets
                      20,382,7 17,546,4
                            99       76
Less accumulated
depreciation          (949,498 (518,921
                             )        )
Net Fixed Assets
                      19,433,3 17,027,5
                            01       55


Net organization
costs                  106,299   91,005
Other Assets
                             $        $
                      19,661,7 17,255,4
                            91       93
LIABILITIES

Current Liabilities
Accounts Payable
                                  2,763
Accrued Interest             $        $
                       124,813  135,345
Current portion of
long-term debt         448,854  454,840
Note payable - demand
                      1,088,50 1,113,50
                             0        0
Deposit on Property
                             -        -
Total Current
Liabilities           1,662,16 1,706,44
                             7        8


Long-term debt
                      17,894,7 15,433,9
                            63       48

Retained earnings
(deficit)              104,861  115,097
Total stockholders'
equity                 104,861  115,097

                             $        $
                      19,661,7 17,255,4
                            91       93



Consolidated Statements of Income
(Dollars in Thousands except  per share data)
                            Six   Three Months
                          Months     Ended
                          Ended
                         June 30    June 30
                           2000   1999    2000   1999
INCOME
Lease Income                   $       $      $       $
                         1,051,0 849,803 526,132 381,804
                              76
Other Income
                          26,076  12,648 12,008  12,648

                         1,077,1 862,451 538,140 394,452
                              52


EXPENSES
Interest
                         752,294 588,151 375,310 271,623
Depreciation
                         181,286 113,278 90,643  47,216
Amortization
                           6,238   5,346  3,119   2,673
Other
                          44,747  25,515 25,264   9,056

                         984,565 732,290 494,336 330,568

Net income
                          92,587 130,161 43,804  63,884

Retained earnings,
beginning of Period       12,274 (15,064 12,274 (15,064
                                       )              )

Retained earnings, end         $       $      $       $
of Period                104,861 115,097 56,078  48,820

Earnings per share             $       $      $       $
                            0.23    0.33   0.11    0.16



Consolidated Statements Cash Flows
 (Dollars in Thousands)

                                   2000    1999
C
a
s
h
f
l
o
w
s
f
r
o
m
o
p
e
r
a
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:

  N                              $92,587 $130,16
  e                                            1
  t
  I
  n
  c
  o
  m
  e
  (
  l
  o
  s
  s
  )

  A
  d
  j
  u
  s
  t
  m
  e
  n
  t
  s
  t
  o
  r
  e
  c
  o
  n
  c
  i
  l
  e
  n
  e
  t
  i
  n
  c
  o
  m
  e
  t
  o
  n
  e
  t
  c
  a
  s
  h
  p
  r
  o
  v
  i
  d
  e
  d
  b
  y
  o
  p
  e
  r
  a
  t
  i
  n
  g
  a
  c
  t
  i
  v
  i
  t
  i
  e
  s
  :
      Depreciation
                                 181,286 113,278
      Amortization
                                   6,238   5,346
    (                            (8,660)
    I                                    (7,830)
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    p
    r
    e
    p
    a
    i
    d
    e
    x
    p
    e
    n
    s
    e
    s
    I                             18,348
    n                                     17,646
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    r
    u
    e
    d
    i
    n
    t
    e
    r
    e
    s
    t
    N                            289,799
    e                                    258,601
    t
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    b
    y
    o
    p
    e
    r
    a
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

C
a
s
h
f
l
o
w
s
f
r
o
m
f
i
n
a
n
c
i
n
g
a
c
t
i
v
i
t
i
e
s
:
  R                            (208,218)
  e                                      (164,89
  p                                           2)
  a
  y
  m
  e
  n
  t
  o
  f
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
    N                          (208,218)
    e                                    (164,89
    t                                         2)
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    (
    u
    s
    e
    d
    b
    y
    )
    f
    i
    n
    a
    n
    c
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

I                                 81,581
n                                         93,709
c
r
e
a
s
e
(
d
e
c
r
e
a
s
e
)
i
n
c
a
s
h

C                                 24,484
a                                         19,793
s
h
a
t
b
e
g
i
n
n
i
n
g
o
f
y
e
a
r
C                           $    106,065       $
a                                        113,502
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

The Company anticipates acquiring five additional branch packages from the Participating Banks during the third quarter of 2000 with additional branch acquisitions possible during the fourth quarter.

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

For the first three months of 2000 the Company generated net income of $93,000 compared to $131,000 for the previous year. Lease payments on the various properties continue to provide the revenue for the company. Interest and depreciation costs associated with the various properties owned by the Company also continue to be the only significant expenses. Increases in these expenses account for the decline in net income compared to 1999. BANK BUILDING CORPORATION



Part II - Other Information

Item 1.   Legal Proceedings

          There were no legal proceedings of financial significance underway at June 30, 2000 or 1999.

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


                                   BANK BUILDING CORPORATION
                                                (Registrant)

Date:    August 14, 2000                     By:  Worth Harris
Carter, Jr.
                                        Worth Harris Carter, Jr.
                                        President and Principal
Financial Officer