Form 10QSB
period 2000-09-30
BANK BUILDING CORP
filed 2000-11-13
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

     There are 398,244 shares of sock outstanding as of  November
10, 2000.

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










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
(Dollars in Thousands)
                      June 30
ASSETS                  2000    1999

Current Assets
Cash                        $       $
                          137     152
Receivable
                            -       7
Prepaid Expenses
                           20      60
Income tax refund
receivable                  -       -
Total Current Assets
                          157     219


Property and
equipment
Total Fixed Assets
                       20,829  17,546
Less accumulated
depreciation          (1,040)   (604)
Net Fixed Assets
                       19,789  16,942


Net organization
costs                     103      88
Other Assets
                            $       $
                       20,049  17,249
LIABILITIES

Current Liabilities
Accounts Payable
                            -       3
Accrued Interest            $       $
                          182     130
  Current portion of
      long-term debt              729
                 456
Note payable -
demand                  1,484   1,113
Deposit on Property
                            -       -
Total Current
Liabilities             2,122   1,975


Long-term debt
                       17,779  15,089

Stockholders equity
       Common stock,
  authorized 400,000
shares, no par
value, 398,244
issued and
outstanding                 -       -

Retained earnings
(deficit)                 148     185
Total stockholders'
equity                    148     185

                            $       $
                       20,049  17,249

Consolidated Statements of Income
(Dollars in Thousands except  per share data)
                           Nine   Three Months
                          Months     Ended
                          Ended
                         Septemb  September 30
                          er 30
                           2000   1999    2000   1999
INCOME
Lease Income                   $       $      $       $
                           1,572   1,366    521     516
Other Income
                              94      36     68      23

                           1,666   1,402    589     539


EXPENSES
Interest
                           1,183     943    431     355
Depreciation
                             272     198     91      85
Amortization
                               9       8      3       3
Other
                              66      53     21      27

                           1,530   1,202    546     470

Net income
                             136     200     43      69

Retained earnings,
beginning of Period           12    (15)     12    (15)

Retained earnings, end         $       $      $       $
of Period                    148     185     55      54

Earnings per share             $       $      $       $
                            0.34    0.50   0.11    0.17



Consolidated Statements Cash Flows
 (Dollars in Thousands)

                                   2000    1999
C
a
s
h
f
l
o
w
s
f
r
o
m
o
p
e
r
a
t
i
n
g
a
c
t
i
v
i
t
i
e
s
:

  N                                 $113    $200
  e
  t
  I
  n
  c
  o
  m
  e
  (
  l
  o
  s
  s
  )

  A
  d
  j
  u
  s
  t
  m
  e
  n
  t
  s
  t
  o
  r
  e
  c
  o
  n
  c
  i
  l
  e
  n
  e
  t
  i
  n
  c
  o
  m
  e
  t
  o
  n
  e
  t
  c
  a
  s
  h
  p
  r
  o
  v
  i
  d
  e
  d
  b
  y
  o
  p
  e
  r
  a
  t
  i
  n
  g
  a
  c
  t
  i
  v
  i
  t
  i
  e
  s
  :
      Depreciation
                                     292     198
      Amortization
                                      12       8
    (                               (13)
    I                                       (51)
    n
    c
    r
    e
    a
    s
    e
    )
    d
    e
    c
    r
    e
    a
    s
    e
    i
    n
    p
    r
    e
    p
    a
    i
    d
    e
    x
    p
    e
    n
    s
    e
    s
    I                                 75
    n                                         12
    c
    r
    e
    a
    s
    e
    (
    d
    e
    c
    r
    e
    a
    s
    e
    )
    i
    n
    a
    c
    c
    r
    u
    e
    d
    i
    n
    t
    e
    r
    e
    s
    t
    N                                479
    e                                        367
    t
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    b
    y
    o
    p
    e
    r
    a
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s


C
a
s
h
f
l
o
w
s
f
r
o
m
i
n
v
e
s
t
i
n
g
a
c
t
i
v
i
t
i
e
s
  P                                (446)
  u
  r
  c
  h
  a
  s
  e
  o
  f
  p
  r
  o
  p
  e
  r
  t
  y
    N                              (446)
    e                                          -
    t
    c
    a
    s
    h
    u
    s
    e
    d
    b
    y
    i
    n
    v
    e
    s
    t
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

C
a
s
h
f
l
o
w
s
f
r
o
m
f
i
n
a
n
c
i
n
g
a
c
t
i
v
i
t
i
e
s
:
  R                                (316)
  e                                        (234)
  p
  a
  y
  m
  e
  n
  t
  o
  f
  l
  o
  n
 g-
  t
  e
  r
  m
  d
  e
  b
  t
  P                                  396
  r
  o
  c
  e
  e
  d
  s
  f
  r
  o
  m
  n
  o
  t
  e
  p
  a
  y
  a
  b
  l
  e
    N                                 80
    e                                      (234)
    t
    c
    a
    s
    h
    p
    r
    o
    v
    i
    d
    e
    d
    (
    u
    s
    e
    d
    b
    y
    )
    f
    i
    n
    a
    n
    c
    i
    n
    g
    a
    c
    t
    i
    v
    i
    t
    i
    e
    s

I                                    113
n                                            133
c
r
e
a
s
e
(
d
e
c
r
e
a
s
e
)
i
n
c
a
s
h

C                                     24
a                                             19
s
h
a
t
b
e
g
i
n
n
i
n
g
o
f
y
e
a
r
C                        $           137       $
a                                            152
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

The Company anticipates acquiring eight additional branch packages from the Participating Banks during the fourth quarter of 2000. Subsequent to the September 30, 2000, the Company entered into negotiations to purchase another commercial property.

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

For the first nine months of 2000 the Company generated net income of $125,000 compared to $185,000 for the previous year. Lease payments on the various properties continue to provide the revenue for the company. Interest and depreciation costs associated with the various properties owned by the Company also continue to be the only significant expenses. Increases in these expenses account for the decline in net income compared to 1999. BANK BUILDING CORPORATION



Part II - Other Information

Item 1.   Legal Proceedings

          There were no legal proceedings of financial significance underway at September 30, 2000 or 1999.

Item 2.   Changes in Securities

     There have been no change in the Company's securities during the period covered by this report.

Item 3.   Defaults Upon Senior Securities

     There have been no defaults on any securities.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders on July 19, 2000. A total of 247,484 shares were voted at the meeting which equals 62% of the total outstanding shares. The following were reelected to serve as directors. No other items were considered at the meeting.


          Director            Votes For          Votes Against
     Worth Harris              247,484                -0-
     Carter, Jr.
     Robert E. Conner          247,484                -0-
     William G. Davis          247,229                255
     Charles E. Hall           247,484                -0-
     Haller G.                 247,484                -0-
     Prillaman
     R. E. Williams            247,484                -0-


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


                                   BANK BUILDING CORPORATION
                                                (Registrant)

Date:    November 10, 2000                   By:  s/s Worth
Harris Carter, Jr.
                                        Worth Harris Carter, Jr.
                                        President and Principal
Financial Officer