Form 10QSB
period 2001-09-30
BANK BUILDING CORP
filed 2001-11-15
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

     There are 398,244 shares of sock outstanding as of November
9, 2001.

                                   INDEX


PART 1 - FINANCIAL INFORMATION                                  3

 ITEM 1 - FINANCIAL STATEMENTS                                 3
  CONSOLIDATED BALANCE SHEETS                                  3
  CONSOLIDATED STATEMENTS OF INCOME                            4
  CONSOLIDATED STATEMENTS CASH FLOWS                           5

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                           6

PART II - OTHER INFORMATION                                     7










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
ASSETS                       Septenber 30
                            December 31
                                2001
                                         2000
Current Assets
Cash                          $          $
                            60,132     68,123
Prepaid Expenses
                            38,696     50,000
Total Current Assets
                            98,828     118,123


Property and equipment
Land
                            7,895,228  7,978,357
Buildings
                            28,907,51  19,640,86
                            1          1
Total Fixed Assets
                            36,802,73  27,619,21
                            9          8
Less accumulated
depreciation                 (1,507,47 (1,182,07
                                    9)       8)
Net Fixed Assets
                            35,295,26  26,437,14
                            0          0

Other Assets
                            265,499    168,715

                            35,659,58  26,723,97
                            7          8
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable              $          $
                            275        71,204
Accrued Interest
                            215,864    141,060
Current portion of long-term
debt                         1,096,632  542,201
Note payable - demand
                            325,000    1,717,296
Other Liabilities
                            118,784    -
Total Current Liabilities
                            1,756,555  2,471,761

Long-term debt
                            33,769,11  24,274,70
                            5          7
Total Liabilities
                            35,525,67  26,746,46
                            0          8

Stockholders equity
Common stock, authorized
400,000
shares, no par value,
398,244
issued and outstanding
                            -          -

Retained earnings (deficit)
                            133,917    (22,490)
Total stockholders' equity
                            133,917    (22,490)

Total Liabilities and Equity  $          $
                            35,659,58  26,723,97
                            7          8




Consolidated Statements of Income

                           Nine Months  Three Months
                             Ended         Ended
                          September 30  September 30
                          2001   2000    2001   2000
 INCOME

                              $              $
 Lease Income            2,438,8 1,572,2 901,576 521,17
                             16     46             0
 Other Income
                        104,319 93,785  49,487 67,709

                        2,543,1 1,666,0 951,063 588,87
                             35     31             9


 EXPENSES
 Interest
                        1,836,1 1,182,8 797,575 430,52
                             81     20             6
 Depreciation
                        325,400 291,929 103,467 110,64
                                                   3
 Amortization
                         10,360 12,357   3,453 6,119
 Other
                        214,787 66,155 123,409 21,408

                        2,386,7 1,553,2 1,027,9 568,69
                             28     61      04     6

 Income before income
 taxes                   156,407 112,770 (76,841 20,183
                                             )
                              -      -       -     -
 Income taxes
 Income before income
 taxes                   156,407 112,770 (76,841 20,183
                                             )

 Retained earnings,           $      $             $
 beginning of Period     (22,490 12,274 $(22,49 61,057
                              )             0)
 Retained earnings, end       $      $             $
 of Period               133,917 125,044 $(99,33 81,240
                                            1)

 Earnings per share           $      $       $     $
                           0.39   0.28  (0.19)  0.05

Consolidated Statements Cash Flows


                                   September 30
                                   2001    2000
Cash flows from operating
activities:

  Net Income (loss)             $156,40 $112,77
                                    7       0

  Adjustments to reconcile net
 income to net cash
  provided by operating
 activities:
        Depreciation
                              325,401 291,929
        Amortization
                               10,360  12,357
     (Increase) decrease in
   prepaid expenses            (38,696 (12,917
                                    )       )
     Increase (decrease) in
   accounts payable            (4,000)       -
     Increase (decrease) in
   accrued interest            74,804  75,214
     Increase (decrease) in
   other liabilities           51,855       -
     (Increase) decrease in tax
   refund receivable           50,000       -
     (Increase) decrease in
   other assets                (107,14       -
                                   4)
     Net cash provided by
   operating activities        518,987 479,353


Cash flows from investing
activities
  Purchase of property
                              (9,183, (446,54
                                 521)      1)
     Net cash used by investing
   activities                  (9,183, (446,54
                                 521)      1)

Cash flows from financing
activities:
  Proceeds from long-term debt
                              10,428,       -
                                  999
  Repayment of long-term debt
                              (380,16 (316,93
                                   0)      4)
  Proceeds from note payable
                                    -
  Repayment of note payable
                              (1,392, 395,827
                                 296)
     Net cash provided (used
   by) financing activities    8,656,5  78,893
                                   43

Increase (decrease)  in cash
                              (7,991) 111,705

Cash at beginning of year
                               68,123  24,484
Cash at end of year                 $       $
                               60,132 136,189

 BANK BUILDING CORPORATION


Notes to Consolidated Financial Statements

1.  Presentation of Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which were normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The accompanying financial statements include the Company's wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Company and Blackstone have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and leases space to a number of retail tenants.

The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2000 Form 10-K filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses during the reporting period. Actual results could differ from those estimates.

Except for the historical information contained in this Form, the matters set forth herein include Forward-Looking Statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These Forward-Looking Statements include, among other things, statements of goals, plans, intentions, and expectations, regarding or based upon desired business strategies, general economic conditions, interest rates, developments in local and national markets, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions, actual future developments with respect to the business of the Bank may differ materially from those contemplated by such statements.



Item 2 - Management's Discussion And Analysis Of Financial
Condition And Results Of Operations

The primary purpose of BBC is to acquire and develop property for lease as bank offices to a the Participating Banks. The selection of sites and construction of the offices is done by the Participating Banks that will lease the site to insure the needs of the bank are met. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to BBC nor are there any commitments on the part of BBC to accept any prospective office properties offered by any of the Participating Banks. The acquisition and development of property is financed through loans from various sources.

The Company now owns 46 offices which are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Company incurs both interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

During 2001, Blackstone Properties acquired Executive Office
Park, an office complex located in Roanoke, Virginia. The complex consists of six separate building containing approximately 54,000 square feet of space divided into 28 suites.
During the third quarter of 2001, the Company acquired an additional fifteen offices from the participating banks.

For the first nine months of 2001 the Company generated net income of $156,407 compared to $112,770 for the previous year. The increase in income is attributable to increased rental income from both bank offices and other properties. As has been the case historically, the Companies principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses.


BANK BUILDING CORPORATION


Part II - Other Information

Item 1.   Legal Proceedings

          There were no legal proceedings of financial significance underway at September 30, 2001 or 2000.

Item 2.   Changes in Securities

     There have been no changes in the Company's securities during the period covered by this report.

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


                                   BANK BUILDING CORPORATION
                                                (Registrant)

Date:    November 9, 2001                         By:  Worth
Harris Carter, Jr.
                                        Worth Harris Carter, Jr.
                                        President and Principal
Financial Officer