Form 10KSB
period 2001-12-31
BANK BUILDING CORP
filed 2003-04-14
CIK 907250

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               FORM 10-KSB

                              ANNUAL REPORT

                   Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended December 31, 2001

                       Commission File Number 33-64520


                         BANK BUILDING CORPORATION
               (Name of small business issuer in its charter)

          Virginia 					  54-1714800
(State or other jurisdiction of				(IRS Employer
incorporation or organization)			      Identification Number)

     9112 Virginia Avenue 				    24055
         Bassett, VA					  (Zip Code)
(Address of principal executive offices)



				(276) 629-3331
			   Issuer's telephone number

              Securities registered under Section 12(b) of the Exchange Act:
                                   None

              Securities registered under Section 12(g) of the Exchange Act:
                   400,000 Shares ofCommon Stock with no par value.

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days:  Yes         No  _X__

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Bank Building Corporation's revenue for 2001 equaled $3,656,059.

There are 398,244 shares of stock outstanding as of December 30, 2002. These shares are not believed to have any current market value.

Bank Building Corporation Form 10-KSB Table of Contents

Part 1									 3
Item 1.  Description of Business					 3
Item 2.  Description of Property					 4
Item 3.  Legal Proceedings						 6
Item 4.  Submission of Mattersto a Vote of Security Holders.		 6

Part II									 6
Item 5.  Market for Common Equity and Related Stockholder Matters	 6
Item 6.  Management's Discussion and Analysis or Plan of Operation	 6
Item 7.  Financial Statements And Supplementary Data			 8

SUPPLEMENTAL INFORMATION						13
Item 8.  Changes in and Disagreements withAccountants on
	 Accounting and Financial Disclosure				20
Item 9.  Directors,Executive Officers, Promoters and Control Persons	20
Item 10. Executive Compensation						22
Item 11. Security Ownership of Certain Owners and Management 		22
Item 12. Certain Relationships and Related Transactions			22
Item 13. Exhibits and Reports on Form 8-K.				23

Signatures								24
Certification								25

Part 1

Except for the historical information contained in this Form, the matters set forth herein include Forward-Looking Statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These Forward-Looking Statements include, among other things, statements of goals, plans, intentions, and expectations, regarding or based upon desired business strategies, general economic conditions, interest rates, developments in local and national markets, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions upon which this Form is based, actual future developments with respect to the business of the Bank may differ materially from those contemplated by such statements.

Item 1.  Description of Business

Bank Building Corporation was created and incorporated under Virginia law in 1988.

The primary purpose of the Corporation is to acquire, develop and lease bank offices to the Participating Banks. These banks are as follows:

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

The selection of sites and construction of the offices is done by the Participating Banks that will lease the sites to insure the needs of the banks are met. Should the Corporation decide to participate in a particular project, the site is titled in the name of the Corporation and all loans in connection with the site are made to the Corporation. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks.

The acquisition and development of property is presently financed through loans from various sources. While such financing sources cannot be specifically identified, from time to time other Participating Banks make loans in connection with the acquisition of a site for another Participating Bank; however, a bank leasing a particular office will not provide any acquisition or development loans for that office. Funds for purchase and development may be acquired from banks outside the group of Participating Banks. It is anticipated the Corporation will be able to finance the acquisition of branch sites internally at some point in the future.

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

In order to obtain the most desirable branch locations it is often necessary to acquire more property than will be required for an individual office.
Currently, banking regulations restrict the ability of banks to acquire such property if it is not used for banking purposes. The Corporation is not subject to these restrictions and can acquire the most desirable property and either sell any excess property or develop it for subsequent sale or lease to other parties.

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

Both interest and depreciation expenses are incurred on each office as well as other, minimal operating costs. These expenses will result in net operating losses during the initial years of each project although adequate cash flow from rental payments is anticipated to be available to meet all cash needs. During the initial lease term, all leases will be structured for the adjustments to the monthly lease payments to track adjustments in the payments required by the underlying mortgage. After the initial period of the lease, terms will be renegotiated. Such terms could provide for lease payments in excess of or less than payments required by the underlying mortgage and operating expenses. Additionally, a lessee Participating Bank may determine not to renew its lease on a particular branch. Under these circumstances, such branch could be sold or leased to another tenant. Such sale or lease could be profitable, although there can be no assurance that this will occur.

While it is anticipated that renewed leases with a particular Participating Bank will produce sufficient rental payments to cover mortgage payments and other costs, there can be no assurance that this can, in fact, be accomplished. Failure to obtain renewal lease payments sufficient to cover these costs may result in a forced sale or foreclosure of the particular branch at a loss.

The Corporation does not have any paid employees. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, Bank Services of Virginia, Inc., provides these services. Bank Services of Virginia, Inc. is a bank service corporation equally owned by the Participating Banks that currently provides various bookkeeping and related services to the Participating Banks.

Item 2.  Description of Property

As of December 31, 2001, the Corporation owned and leased the following offices:

Leasing Bank				Property Address
Blue Ridge Bank, N. A.		105 King Street, Blacksburg, VA  24060
Blue Ridge Bank, N. A.		325 Spring Street, Wytheville, VA  24382
Blue Ridge Bank, N. A		370 Arbor Drive, Christiansburg, VA  24073
Central National Bank		3008 Waterlick Road, Lynchburg, VA  24502
Central National Bank		2018 Tate Springs Road, Lynchburg, VA  24501
Central National Bank		1728 Graves Mill Road, Lynchburg, VA  24502
Community National Bank		1002 Virginia Avenue, Clarksville, VA  23927
Community National Bank		749 East 2nd Street, Chase City, VA  23924
Community National Bank		222 Main Street, South Boston, VA  24592
Community National Bank		300 Dabney Drive Ext., Henderson, NC  27536
Community National Bank		205 South Bickett Street, Louisburg, NC  27549
Community National Bank		823 North Main Street, Roxboro, NC  27573
Community National Bank		302 E. Atlantic Street, South Hill, VA  23970
Community National Bank		4251 North Roxboro Road, Durham, NC  27704
First National Bank		550 Blue Ridge Avenue, Bedford, VA  24523
First National Bank		135 Scruggs Road, Moneta, VA  24121
First National Bank		9440 Franklin Street, Ferrum, VA  24088
First National Bank		301 Carbon City Road, Morganton, NC  28655
First National Bank		821 4th Street Drive, SW, Hickory, NC  28602
First National Bank		704 Oak Street, Forest City, NC  28043
First National Exchange Bank	3132 Electric Road, Roanoke, VA  24018
First National Exchange Bank	8334 Moneta Road, Bedford, VA  24523
First National Exchange Bank	2728 Lee Highway South, Troutville, VA  24175
First National Exchange Bank	4143 Franklin Road, SW, Roanoke, VA  24014
Mountain National Bank		507 Willow Street, Mt. Airy, NC 27030
Mountain National Bank		345 North Bridge Street, Jonesville, NC  28642
Mountain National Bank		1606 Curtis Bridge Road, Wilkesboro, NC  28697
Patrick Henry National Bank	630 Fagg Drive, Eden, NC  27288
Patrick Henry National Bank	900 Washington Street, Eden, NC 27288
Patrick Henry National Bank	100 Turner Drive, Reidsville, NC  27320
Patrick Henry National Bank	305 South Main Street, Reidsville, NC  27320
Patrick Henry National Bank	107 South Henry Street, Stoneville, NC  27048
Patrick Henry National Bank	4004 West Wendover Avenue, Greensboro, NC 27407
Patrick Henry National Bank	5715 High Point Road, Greensboro, NC 27407
Patriot Bank, N.A.		40 White Oak Road, Fredericksburg, VA  22405
Patriot Bank, N.A.		55 Worth Avenue, Stafford, VA  22554
Patriot Bank, N.A.		8402 Sudley Road, Manassas, VA  20109
Peoples National Bank		903 South Main Street, Danville, VA  24541
Peoples National Bank		5406 U. S. Highway 29 North, Danville, VA  24527
Peoples National Bank		697 Country Club Drive, Fayetteville, NC 28301
Peoples National Bank		2803 Ward Boulevard, Wilson, NC  27893
Peoples National Bank		123 Rowan Street, Fayetteville, NC  28301
Peoples National Bank		1001 South Horner Road, Sanford, NC  27330
Peoples National Bank		2100 West Arlington Blvd, Greenville, NC 27834
Shenandoah National Bank	75 North Mason Street, Harrisonburg, VA  22802
Shenandoah National Bank	2782 Stuarts Draft Hwy, Stuarts Draft, VA 24477

In addition to these bank offices, the Corporation also owns and leases the following properties:

Description				Property Location
Golden Corral Restaurant		Raleigh, NC
West Lake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center		Blackstone,
VA Executive Park Office Center		Roanoke, VA

Management considers these properties to be in good condition. Adequate insurance is maintained on each of these properties.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation is a party or to which any of the Corporation's property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Bank's Annual Shareholder's meeting was held on December 27, 2001.  A total
of  214,837 shares representing   54.0% of the total outstanding shares were
voted at the meeting.  The following items were voted on at the meeting.

					For		Against		Abstain
Fixing the number of Directors at 6

Election of Directors:
Worth Harris Carter, Jr.		214,708		129
Robert W. Conner			214,708		129
William G. Davis			214,529		308
Charles E. Hall				214,708		129
Haller G. Prillaman			214,708		129
R. E. Williams				214,708		129

Other Business				213,325		101		1,411


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

On February 28, 1995, 398,244 shares of common stock were distributed to approximately 3,000 shareholders for no consideration. As of December 31, 2001, there were approximately 2,800 holders of record of the Corporation's common stock. To date, no public trading market for the stock has developed. There are no known brokerage firms making any market in the stock, and management is not aware of the consideration for any shares of the stock that may have been sold.

No dividends have been paid to date and none are anticipated for the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The primary purpose of the Company is to acquire, develop and lease bank offices to the Participating Banks. This process is coordinated with the management of each bank.

The Participating Bank selects an area or location for a branch office and locate a suitable site for the branch. The Participating Bank then selects the best design and size office for the particular location and constructs the branch. After the branch is completed and has opened for business, the Company will purchase the building and negotiate a lease with the Participating Bank. The Participating Bank will be responsible for insurance, property taxes and routine maintenance on the branch. In addition, the Participating Bank will own certain leasehold improvements as well as the furniture, fixtures and equipment for the office.

The initial lease terms for the office will be set to cover all carrying costs of the particular site plus a small amount for the accounting and record keeping costs of the Company. Subsequent lease terms will be negotiated between the Participating Bank and the Company based on the conditions in the individual market at that time. All leases are reviewed by both accounting and legal professionals to insure the lease continues to be classified as an operating lease for accounting purposes.

Regardless of the amount of property purchased by the Company, the lease with the Participating Bank will include only the portion of the property utilized for the branch. The allocation of costs between the branch site and other property will be determined based on the relative size and market value of each segment. Any buildings or other developments on the property will be compatible with the design of the bank office and consistent with the conduct of the business of banking.

Initially, the funds to acquire offices will be provided through loans from various commercial banks. The Participating Banks may provide loans to acquire property and construct offices; however, a bank leasing a particular office will not provide any acquisition or development loans for that office. Funds for purchase and development may also be acquired from banks outside the group of Participating Banks.

The Company does not have any paid employees. All of its accounting and other professional services, record keeping and other operational needs are provided by Bank Services of Virginia on a fee-for-services basis. These costs and expenses are be covered by the lease payments from the lease of the bank branches.

During 2001, the Company acquired fifteen branches which brings the total number of branches owned to 46 as of December 31, 2001. In addition to these branches, the Company also owns the following:

	A 50% limited partnership interest in Waterlick, L.L.C. Waterlick owns and leases certain commercial properties in Lynchburg, Virginia. Central
	National Bank opened an office on a portion of this property in	1997.

	The Company owns West Lake Corner Shopping Center near Smith Mountain Lake. First National Bank opened an office on a portion of this property in 1998.

	During 1998, the Company purchased the Blackstone Shopping Center in Blackstone, VA.

	During 1998, the Company also purchased a Golden Corral Restaurant in
	Raleigh NC.

	During 2001, the Company purchased Executive Office Park in Roanoke,
	Virginia.

Income continues to consist almost entirely of lease payments on the various properties. These payments equaled nearly $3.4 million for 2001, an increase of 61% over 2000. Interest and depreciation costs equaled $3 million for 2001, which equals 89% of total expenses. This represents an increase of 67% over 2000. Net income equaled $152,000 for 2001, $(35,000) for 2000 and $27,000 for
1999. There was no income tax liability due to the recognition of tax loss carryforwards from pervious years.


Item 7.  Financial Statements And Supplementary Data


MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of Bank Building Corporation has prepared and is responsible for the accompanying financial statements, together with the financial data and other information presented in this annual report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances. The financial statements include amounts that are based on management's best estimates and judgments. Management maintains and depends upon an internal accounting control system designed to provide reasonable assurance that transactions are executed in accordance with management's authorization, that financial records are reliable as the basis for preparation of all financial statements, and that the Company's assets are safeguarded. The design and implementation of all systems of internal control are based on judgments required to evaluate the costs of control in relation to the expected benefits and to determine the appropriate balance between these costs and benefits. The Board of Directors functions as the audit committee and meets periodically with the independent public accountants and management to review accounting, auditing and internal reporting matters. The independent public accountants have free access to the Board, without management present, to discuss the results of their audit work and their evaluations of internal controls and the quality of financial reporting. The financial statements in this annual report have been audited by the Company's independent auditors, Goodman & Company, for the purposes of determining that the financial statements are presented fairly. Their independent professional opinion on the Company's financial statements is presented with the attached financial statements. Worth Harris Carter, Jr. Chairman of the Board, President and Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Bank Building Corporation

We have audited the accompanying consolidated balance sheets of Bank Building Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bank Building Corporation and Subsidiary of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 1999 were audited by Manning,Perkinson,Floyd & Company, P. C., which merged with Goodman & Company, L.L.P. effective January 1,2001, and whose report dated April 14,2000 expressed an unqualified opinion on those financial statements.

Goodman & Company, L.L.P.
Danville, Virginia
September 16, 2002


Consolidated Balance Sheets December 31, 2001 and 2000

ASSETS: 					2001 		     2000

Current assets

Cash 						$97,560   	    $68,123
Deposit on property 				      -   	     50,000
Total current assets				 97,560 	    118,123

Property - net 				     35,090,085 	 26,437,140

Other assets 					284,338 	    168,715

					    $35,471,983		$26,723,978

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities

Accounts payable 			     $    4,282 	$     4,275
Loan origination fees payable			      - 	     66,929
Accrued interest 				228,984 	    141,060
Current portion of long-term debt		804,047 	    542,201
Notes Payable 					325,000 	  1,717,296
Total current liabilities		      1,846,067 	  2,471,761

Long-term liabilities

Long-term debt-net of current portion 	     33,888,836 	 24,274,707
Deferred income taxes 				 91,600 		  -
Total long-term liabilities 		     33,496,682 	 24,274,707
Total liabilities 			     35,342,749 	 26,746,468

Stockholders' equity (deficit)

Common Stock, no par value, 400,000
shares authorized; 398,244 shares outstanding 	      - 	          -
Retained earnings (deficit) 			129,234 	    (22,490)
Total stockholders' equity (deficit) 		129,234 	    (22,490)

					    $35,471,983 	$26,723,978

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations Years ended December 31, 2001, 2000 and
1999

2001 2000 1999
INCOME:

Lease income 				3,427,608	$2,102,807
$1,843,248
Gain on sale of property		  265,963 		 -
-
Other income 				   73,599 	    51,420
30,594
Total income 				3,656,059 	 2,154,227
1,873,842

OPERATING EXPENSES:

Interest 				2,496,172 	 1,626,138
1,356,278
Depreciation 				  551,346 	   413,866
362,570
Amortization 				   14,116 	    13,813
12,475
Taxes and insurance 			   91,165 	    48,803
43,624
Repairs					  142,372 	    49,279
27,180
Professional fees 			    7,419 	     7,440
10,117
Other 					  110,145	    29,653
34,258
Total operating expense 		3,412,735	 2,188,992
1,846,502

    Income (loss) before income taxes     243,324 	   (34,765)
    27,340

    Income taxes 			   91,600 		 -
    -

   Net income (loss) 			  151,724 	   (34,765)
   27,340

Basic and diluted earnings

         (loss) per share 	   $         0.38 	$    (0.09) 	$
         0.07

Weighted average shares outstanding 	  398,244 	    398,244
398,244

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity Years Ended December 31

					 Paid-in Retained

					  Capital Capital Earnings Total
Balance (deficit) - December 31, 1998 		- 	-$(15,065) $(15,065)
Net Income 					- 	-  27,340    27,340
Balance - December 31, 1999 			- 	-  12,275    12,275

Net Loss 					- 	- (34,765)  (34,765)
Balance (deficit) - December 31, 2000 		- 	- (22,490)  (22,490)

Net Income 					- 	- 151,724   151,724
Balance - December 31, 2001 			- 	-$129,234  $129,234


Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000 and
1999

2001 2000 1999: Cash flows from operating activities

Net Income (loss) 			$151,724 $      (34,765) $       27,340

Adjustments to reconcile
net income to net cash provided
by operating activities:

Depreciation 				 551,346 	413,866 	362,570
Amortization 				  14,116 	 13,813 	 12,475
Gain on sale of property 		(154,852)	      - 	      -

Changes in:

Deposit on property 			  50,000 	      - 	      -
Prepaid expenses 			       - 	   7,466 	  1,000
					       - 	       -	  7,135
Accounts payable 			       7 	   4,275 	 (2,763)
Loan origination fees payable 		 (66,929) 	       - 	      -
Accrued interest 			  87,924	  34,595 	(11,235)
Net cash provided by operating
activities 				 724,936	 439,250 	396,522

Cash flows from investing activities:

Additions to loan fees 			(129,739) 	 (66,929) 	(28,660)
Purchase of property		      (9,398,123)     (7,172,553)    (2,836,323)
Proceeds from sale of property 		 348,684 	       -    	      -
Net cash used by investing activities (9,179,178)     (7,239,482)    (2,864,983)

Cash flows from financing activities:

Proceeds from long-term debt 	      10,424,000       6,692,900      2,866,000
Repayment of long-term debt 	 	(548,025)       (427,825)      (367,848)
Proceeds from notes payable 		       - 	 628,796              -
Repayment of notes payable 	      (1,392,296)  	       -        (25,000)
Proceeds (use) of deposit on property 	       - 	 (50,000)             -
Net cash provided by financing
activities 			       8,483,679 	6,843,871      2,473,152

Net change in cash 			  29,437 	   43,639	   4,691
Cash at beginning of year 		  68,123 	   24,484	  19,793
Cash at end of year 		          97,560 	   68,123	  24,484

SUPPLEMENTAL INFORMATION

Cash paid for interest 		      $2,408,248       $1,591,543     $1,367,513

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements December 31, 2001, 2000, and 1999

Note 1 - ORGANIZATION AND NATURE OF BUSINESS Bank Building Corporation (the "Corporation") conducts its business from its office Located in Bassett, Virginia. The principal business activity of the Corporation is to acquire, build, finance and lease bank branches in Virginia and North Carolina. The Corporation and its subsidiary also own and lease two shopping centers, an office complex and a restaurant. In 1998, the Corporation formed a wholly-owned
subsidiary, Blackstone Properties, LLC (Blackstone).  	All intercompany
transactions between the Corporation and Blackstone have been eliminated in these consolidated financial statements.

Note 2 - SUMMARY OF SIGNIFICANT

ACCOUNTING POLICIES Leases The Corporation leases its properties under operating leases. Other income represents fees charged to tenants for maintenance, insurance, and taxes. Unamortized Loan Fees Unamortized loan fees represent loan origination fees being ratably amortized over the life of the loan and are included in other assets. Accumulated amortization of loan fees amounted to $30,881 and $16,765 at December 31, 2001 and 2000, respectively. Property and Equipment Property is stated at cost and is depreciated using the straight-line method over the estimated useful lives (40 years) of the assets. Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates that were used. Income Taxes Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax return basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The only significant timing differences consists of loan origination fees, which are expensed, for income tax purposes, when incurred. Earnings Per Share Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were issued, converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Corporation had no dilutive common stock as of December 31, 2001, 2000, and 1999; therefore, diluted earnings per share equals basic earnings per share.

NOTE 3 - PROPERTY AND EQUIPMENT Property and equipment consists of the following at December 31:

					   2001 	   2000
Land 					$10,403,336 	$ 7,978,357
Building 				 26,414,832 	 19,640,861
					 36,818,168 	 27,619,218
Less - accumulated depreciation 	 (1,728,083) 	 (1,182,078)
					$35,090,085 	$26,437,140

NOTE 4 - LEASES The primary purpose of Bank Building Corporation is to acquire and develop property for lease as bank offices to a number of banks. The selection of sites and construction of the offices is done by the banks that will lease the site to insure the needs of the bank are met. There are, however, no commitments on the part of any of the banks to present prospective office properties to Bank Building Corporation nor are there any commitments on the part of Bank Building Corporation to accept any prospective office properties offered by any of the banks. The acquisition and development of property is financed through loans from various sources.

At December 31, 2001, the Corporation owned 46 offices which are leased to various Banks (as disclosed in Note 8) under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs both interest and depreciation expenses related to each office as well as other, minimal operating costs. In addition, the Corporation and its subsidiary own four non-bank commercial properties.

The Corporation leases substantially all of its property under long term operating leases. Future minimum payments, due under existing leases at December 31, 2001 were as follows:

2002 		$  3,878,867
2003 		   3,698,296
2004 		   3,506,241
2005 		   3,385,309
2006 		   3,292,888
Thereafter 	  27,048,035
		 $44,809,636

Note 5 - Investment in Waterlick, L.L.C. The Corporation is a 50% limited partner in Waterlick, L. L. C. Waterlick owns and leases certain commercial properties in Lynchburg, Virginia. This investment is accounted for by the equity method. As no funds were invested in Waterlick, its losses are not reflected in the financial statements. Condensed (unaudited) financial data for Waterlick is as follows: Balance Sheets

December 31

				    2001            2000

Current assets 			$    3,159 	$       626
Property and equipment - net       216,874 	    221,215
				   220,033 	$   221,841

Liabilities 			   270,300 	    263,983
Owners' equity (deficit) 	   (50,267) 	    (42,142)
				$  220,033 	$   221,841

Statements of Operations

Year Ended

December 31

2001 2000
Revenues 			$   24,800 	$    26,750
Expenses 			   (32,925) 	    (35,062)
Net Loss 			$   (8,125) 	$    (8,312)


Note 6 - Debt Long-term debt consists of the following at December 31:

2001 2000 Mortgage loan secured by real
estate (shopping center) and related
leases.  Monthly payments are $19,403
including principal and interest at 7.00%,
with the final payment due in 2012		$ 1,598,798 $ 1,695,363

Mortgage loan secured by real estate
(shopping center) and related leases.
Monthly payments are $8,418 including
principal and interest at 8.25%, with the
final payment in 2011.				    716,598           -

Mortgage loan secured by real estate
(shopping center) and related leases.
Monthly payments are $20,394 including
principal and interest at 8.50%, with the
final payment due in 2018.			  2,162,368   2,220,578

Mortgage loan secured by real estate and
lease for a Golden Corral restaurant.
Monthly payments are $16,302 including
principal and interest at 6.0%, with the
final payment due in 2004.			  1,693,726   1,784,735

Mortgage loan secured by real estate
(office park) and related leases.  Monthly
payments are $17,444, including principal
and interest at 7.00%, with the final
payment due in 2006.				  2,241,336           -

Mortgage loans secured by real estate
(branch bank facilities) and related
leases. Monthly payments at December 31,
2001 are $229,823, including principal
and interest, with the final payments due
from 2009 to 2017. Interest rates range from
7.00% to 8.75% at December 31, 2001, and are
subject to adjustments at various times.	 26,280,057  19,116,232

						 34,692,883  24,816,908
Less current portion 				   (804,047)   (542,201)
						$33,888,836 $24,274,707

Maturities of long-term debt at December 31, 2001 are as follows:

2002 		$   804,047
2003 		    868,125
2004 		  2,322,982
2005 		    896,583
2006 		  2,896,338
Thereafter 	 26,904,758
	        $34,692,883

At December 31, 2001 and 2000, the Corporation had unsecured demand notes payable of $325,000 (9% interest) and $1,717,296 (9% interest), respectively, with certain of the banks addressed in note 8.

Note 7 - Income Taxes The income tax benefit (expense) consists of the following:

					2001 		2000      1999
Current 			    $      - 	     $ (6,592) $ (5,495)
Deferred 			     (91,600) 		6,592     5,495
				    $(91,600) 	     $      -  $      -

At December 31, 2001, the Corporation had net operating loss (NOL) carryforwards of approximately $35,000 expiring from 2016 through 2020. A deferred tax asset has not been recorded since it is not known whether the NOL's will be utilized in the foreseeable future.

Income tax benefit (expense) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income due to the following:

					  2001 		  2000 	     1999
Tax benefit (expense)
computed by applying federal rate
to income before income taxes		$(82,730)	$(11,820)   $(9,295)
State income taxes 			  (8,870) 	  (1,377)    (1,082)
Effect of surtax exemptions 		       - 	   6,605      4,882
Valuation allowance 			       - 	   6,592      5,495
					$(91,600) 	$      -    $     -

Note 8 - RELATED PARTY TRANSACTIONS The Chairman of the Board and President of the Corporation serves in a similar capacity for ten commercial banks throughout
Virginia: Blue Ridge Bank, N.A., Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, N.A., Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

The Corporation had outstanding mortgage loans with certain of these banks at December 31, 2001 totaling $33,094,085 and $23,121,545 at December 31, 2000.
The Corporation also leases branch-banking locations to certain of these banks. Lease income received from these banks was $2,222,122 in 2001, $1,507,463 in 2000, and $1,256,340 in 1999; however, mortgage loans are not obtained from the same affiliated bank leasing the property securing the loan.

Note 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" requires the Corporation to disclose the estimated fair values of its financial assets and liabilities. The estimated fair values were determined using the following assumptions:

Cash:  The carrying value of cash approximates fair value.

Notes Payable and Long-term Debt: The fair value of long-term debt and notes payable is estimated by discounting the anticipated cash flows using estimated market rates for similar loans available in the Corporation's market area.

2001 2000

		Book Value Fair Value Book Value   Fair Value
Financial assets

Cash 		$   97,560 $     7,560 $    68,123 $   68,123

Financial liabilities

Notes payable      325,000     325,000   1,717,296   1,717,296
Long-term debt  34,692,883  33,652,097  24,816,908  24,207,508
	       $35,017,883 $33,977,097 $26,534,204 $25,294,804

Note 10 - COMMITMENTS AND CONTINGENCIES

On July 30, 2002, Congress passed the Sarbanes-Oxley Act. This law will potentially affect the Corporation through increased management and Board oversight, as well as increased timeliness of required SEC filings.

The annual report on Form 10-KSB for December 31, 2001, and the quarterly reports on Form 10-QSB for March 31, 2002 and June 30, 2002 had not been filed as of the date of the auditors' report. Management is in the process of preparing these filings. Management is unable to determine the extent of contingent monetary effects, if any, of late filing (including fines, penalties and damages) on the financial statements of the Corporation. Note 11 - NEW ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board
(FASB) issued Statement No. 141, Business Combinations and Statement No. 142 Goodwill and Other Tangible Assets. Statement 141 prospectively prohibits the pooling if interest method of accounting for business combinations initiated after June 30, 2001. Statement No. 142 is generally effective for fiscal years beginning after December 15, 2001, and requires that the amortization of existing goodwill will cease on December 31, 2001. However, any good will resulting from acquisitions completed after June 30, 2001 will not be amortized. Statement No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis, if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

In June 2001, FASB issued Statement No. 142, Accounting for Asset Retirement Obligations. It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recorded when a reasonable estimate of fair value can be made.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of.
Statement No. 144 establishes a single model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations and is generally effective for fiscal years beginning after December 15, 2001.

On December 26, 2001, the Accounting Standards executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. With limited exceptions, this SOP applies to any entity that lends to or finances the activities of others. This SOP provides specialized guidance for certain transactions specific to certain financial institutions. Divergence in accounting practices among certain elements of the financial services industry for similar transactions has resulted in the need for a reconciliation of existing guidance. This SOP reconciles and conforms, as appropriate, the accounting and financial reporting provisions established by the AICPA's Audit and Accounting Guides for Banks and Savings Institutions, Audits of Credit Unions, and the Finance Companies Guide.

In April 2002, FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64. Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 is generally effective for financial statements issued on or after May 15, 2002, rescinds FASB Statement No. 4, effective for financial statements issued on or after May 15, 2002, rescinds FASB Statement No. 4, (including amendments) Reporting Gains and Losses from Extinguishments of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and clarifies That such gains and losses should not be reported as extraordinary items. This statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carries. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In June 2002, FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

In management's opinion, the above pronouncements will not have a material effect on future financial statements of the Corporation.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	There have been no changes in or disagreements with any accountants on accounting and financial disclosures.

Item 9.  Directors, Executive Officers, Promoters and Control Persons

DIRECTORS

Director	Principal Occupation for		Age		Director
		the Past Five Years					Since

Carter, Worth Harris, Jr.				65		1994
Chairman of the Board and President

Worth Harris Carter, Jr. is a director and officer of the following companies:

Chairman of the Board of First National Bank since 1976,President since 1986 Chairman of the Board and President of Patrick Henry National Bank since 1977 Chairman of the Board of Peoples National Bank since 1976, President since 1981 Chairman of the Board of Blue Ridge Bank since 1982
Chairman of the Board and President of Community National Bank since 1985 Chairman of the Board and President of Mountain National Bank since 1996 Chairman of the Board and President of Shenandoah National Bank since 1996 Chairman of the Board and President of Central National Bank since 1996 Chairman of the Board and President of Patriot Bank since 1996
Chairman of the Board and President of First National Exchange Bank since 1998 Chairman of the Board and President of Mortgage Company of Virginia since 1984 Chairman of the Board and President of Bank Services of Virginia since 1984 Chairman of the Board and President of Bank Building Corporation since 1994

Conner, Robert W.					62		1995

Robert W. Conner is Clerk, Circuit Court of Halifax County and a farmer. He has been a Director of Community National Bank since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Davis, William G.					60		1995

William G. Davis is and has been an Attorney at law in the firm of Davis, Davis, Davis & Rice, Rocky Mount, Virginia for more than five years. He has been a Director of First National Bank, Rocky Mount, Virginia since 1974. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia

Hall, Charles E.					60		1995

Charles E. Hall is and has been a Dairy Farmer in Floyd County, Virginia more than five years. He has served on the Board of Directors for Blue Ridge Bank, Floyd, Virginia since 1978 and has served on the Boards of Directors of Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G.					69 		1995

Haller G. Prillaman is and has been President of Prillaman Brothers, Inc., Martinsville, Va. for more than five years. He has been a director of Patrick Henry National Bank, Bassett, Virginia since 1976 and has been a director of Mountain National Bank, Galax, Virginia since 1996. He has also served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia

Williams, R. E.						68 		1995

R. E. Williams is and has been President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has served on the Board of Directors of Peoples National Bank, Danville, Virginia since 1977. He has also served on the Boards of Directors of both Mortgage Company of Virginia and Bank Services of Virginia.

EXECUTIVE OFFICERS

The Corporation has no executive offices other than Mr. Carter, whose background is discussed above.

There are no family relationships between any officers and directors of the bank.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires directors, executive officers and 10% beneficial owners of the Corporation's common stock to file reports concerning their ownership of such stock. The Corporation believes that it's officers and directors complied with all filing requirements under Section 16(a) during 2001.

Item 10.  Executive Compensation

The Corporation does not pay its directors and officers for their service to the Corporation. Therefore, for the year ended December 31, 2001, the Corporation paid no compensation to, no is there any compensation owed or due to, any director or officer of the Corporation.

Item 11.  Security Ownership of Certain Owners and Management

The following table sets for the beneficial ownership of the Corporation's common stock, as of December 31, 2001, for each director and for all directors as a group. To the Corporation's knowledge, Mr. Carter is the Corporation's only shareholder owning more than 5% of the outstanding common stock

Ownership as a


Name 			Amount and Nature of Common Stock 	Percentage of
			   Beneficial Ownership (1)(2)(3)	Outstanding

Carter, Worth Harris, Jr.		47,605(4)		11.95%
Conner, Robert W.			 1,119(5)		*
Davis,William G.			 2,271(6)		*
Hall, Charles E.			   135			*
Prillaman, Haller G.			 3,470	  		*
Williams, R. E.				 1,156			*

All directors as a group (6 persons)	55,756			14.00%

* - Less than 1.0% based on total outstanding shares of 398,244 as of December 31, 2001

1. For the purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days. 2. Includes shares held by affiliated corporations, close relatives and children, and shares held jointly with spouses or as custodians or trustee for children. 3. Unless otherwise indicated, the shares listed in this table represent sole voting and investment power. 4. Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,220 shares held by Mr. Carter as custodian, 2,519 shares held by Mr. Carter's family members, and 538 shares held by C & C Realty, Inc. 5. Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by family members.
6. Includes 232 shares held by family members over which Mr. Davis is deemed to have investment powers.

Item 12.  Certain Relationships and Related Transactions

	The Corporation does not currently engage in, nor does it anticipate engaging in, any transaction in which any director or executive officer of the Corporation, or immediate family members thereof had or is to have a direct or indirect material interest.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	3.1	Articles of Incorporation
	3.2	Bylaws
	21	Subsidiaries

(b) 	Reports on Form 8-K

	None.

Signatures

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:		Bank Building Corporation

Date			December 30, 2002

By			/s/Worth Harris Carter, Jr. President and Chief
			Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name Capacity Date

/s/ Worth Harris Carter, Jr.	Chairman of the Board,	December 30,2002
    Worth Harris Carter, Jr. 	President And Chief
				Financial Officer


/s/ Robert W. Conner 		Director 		December 30,2002
    Robert W. Conner

/s/ William G. Davis 		Director 		December 30,2002
    William G. Davis

/s/ Charles E. Hall 		Director 		December 30,2002
    Charles E. Hall

/s/ Haller G. Prillaman 	Director 		December 30,2002
    Haller G. Prillaman

/s/ R. E. Williams 		Director 		December 30,2002
    R. E. Williams



Certification

I, Worth Harris Carter, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Bank Building
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report.

Date:	December 30, 2002
/s/  Worth Harris Carter, Jr.
     Worth Harris Carter, Jr.
Chairman of the Board, President, Chief
Executive Officer and Chief Financial Officer