Form 10QSB
period 2002-03-31
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                      Washington, D.C 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such
filing requirements for the last 90 days.  Yes           No   X
_______

     There are 398,244 shares of stock outstanding as of May 21, 2004.

                                   INDEX


PART 1 - FINANCIAL INFORMATION                                  3

 ITEM 1 - FINANCIAL STATEMENTS                                 3
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION               3
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS      4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                        5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                           6

PART II - OTHER INFORMATION                                     7

 ITEM 1 - LEGAL PROCEEDINGS                                    7

 ITEM 2 - CHANGES IN SECURITIES                                7

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      7

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  7

 ITEM 5 - OTHER INFORMATION                                    7

 ITEM 6 - EXHIBITS AND REPORTS ON FORMS 8-K                    7

 ITEM 7 - CONTROLS AND PROCEDURES                              7

 ITEM 8 - CERTIFICATIONS                                       8

 EXHIBIT 99                                                   10










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                           March 31December
                                                    31
                                             2002    2001
ASSETS
Current Assets
       Cash                                $        $
                                        118,491  97,560
       Receivables
                                        23,793   -
             Total current assets
                                        142,284  97,560

Property
    Land
                                        10,211,9 10,403,3
                                        90       36
    Building
                                        26,414,8 26,414,8
                                        32       32

                                        36,626,8 36,818,1
                                        22       68
             Less accumulated
           depreciation                  (1,863,0 (1,728,0
                                             83)     83)

                                        34,763,7 35,090,0
                                        39       85

Other assets
                                        263,004  284,338
                                            $        $
                                        35,169,0 35,471,9
                                        27       83

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                       $        $
                                        6,455    4,282
    Accrued interest                      227,160 228,984
    Current portion of long-term debt     842,333 804,047
    Note payable                          100,000 325,000
    Other liabilities                      44,102
                                                -
             Total current liabilities     1,220,05 1,362,31
                                               0       3

Long-term debt
                                        33,653,0 33,888,8
                                        51       36
Deferred income taxes
                                        91,600   91,600
             Total long-term liabilities
                                        33,744,6 33,980,4
                                        51       36

Shareholders' equity
     Capital stock, common, authorized          -       -
    400,000 shares,
     no par value, 398,244 shares issued
    and outstanding.

     Retained earnings                    204,326 129,234
             Total shareholders' equity    204,326 129,234

                                            $        $
                                        35,169,0 35,471,9
                                        27       83






Consolidated Statements of Income and Retained Earnings

                             Three Months
                                Ended
                               March 31
                              2002   2001
INCOME
Lease income                     $      $
                           970,626 749,263
Other income
                            48,507 39,645

                           1,019,1 788,908
                                33

OPERATING EXPENSES
Interest
                           683,695 521,058
Depreciation
                           135,000 118,467
Amortization
                             4,500  3,454
Other
                            76,742 48,664

                           899,937 691,643

Income before income taxes
                           119,196 97,265

Income taxes
                           (44,102 (35,988
                                 )      )
Net income
                            75,094 61,277

Retained earnings
(deficit), beginning of    129,232 (22,490
period                                  )

Retained earnings, end of        $      $
period                     204,326 38,787

Earnings per share               $      $
                              0.19   0.15



Consolidated Statements of Cash Flows

                                     Three Months
                                       Ended
                                       March 31
                                     2002    2001
Cash flows from operating
activities

Net Income                        $75,094 $61,277
Adjustments to reconcile net
income to net cash
from operating activities:
  Depreciation
                                 135,000 118,467
  Amortization
                                   4,500   3,454
  Changes in:
      Increase (decrease) in other
    assets                        16,832 (72,564
                                               )
      Increase (decrease) in
    receivables                   (23,793 -
                                       )
      (Decrease) increase in
    accounts payable               2,173 -
      (Decrease) increase in
    accrued interest              (1,824)  31,952
      (Decrease) increase in other
    liabilities                   44,102   35,988
  Net cash from operating
 activities                       252,084 178,574


Cash flows from investing
activities
Purchase of property
                                 -       (2,209,
                                            897)
Sale of property
                                 191,346 -
  Net cash from investing
 activities                       191,346 (2,209,
                                            897)

Cash flows from financing
activities
Repayment of long-term debt
                                 (197,49 (111,86
                                      9)      9)
Proceeds from note payable                2,245,0
                                 -            00
Repayment of note payable         (225,00
                                      0) -
Proceeds from deposit on property          50,000
                                 -
  Net cash from financing          (422,49 2,183,1
 activities                           9)      31

Change in cash
                                  20,931 151,808

Cash at beginning of period
                                  97,560  24,484
Cash at end of period                  $       $
                                 118,491 176,292

 BANK BUILDING CORPORATION



Notes to Consolidated Financial Statements

1.  Presentation of Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The accompanying financial statements include the Company's wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Company and Blackstone have been eliminated in these statements. Blackstone Properties owns a shopping center in Southside Virginia and an office complex in Roanoke, Virginia.

The results of operations for the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2001 Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses during the reporting period. Actual results could differ from those estimates.

Except for the historical information contained in this form, the matters set forth herein include Forward-Looking Statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These Forward-Looking Statements include, among other things, statements of goals, plans, intentions, and expectations, regarding or based upon desired business strategies, general economic conditions, interest rates, developments in local and national markets, and other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions, actual future developments with respect to the business of the Company may differ materially from those contemplated by such statements.



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

The Company now owns the following properties:

A total of 46 offices are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Company incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Company owns a 50% interest in Waterlick, LLC. Waterlick owns and leases commercial properties in Lynchburg, VA.

The Company owns a Golden Corral Restaurant in Raleigh, NC.

The Company owns the Westlake Corner Shopping Center near Smith
Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food
Lion, Revco, and Family Dollar Store.

The Company owns Blackstone Properties, a wholly-owned subsidiary, which owns a shopping center in southside Virginia that is leased to a number of retail tenants. In addition, Blackstone Properties owns Executive Office Park, an office complex located in Roanoke, Virginia. The complex consists of six separate building containing approximately 54,000 square feet of space divided into 28 suites.

For the first three months of 2002 the Company generated net income of $75,000 compared to $61,000 for 2001. This is an increase of $14,000, or 22%. As has historically been the case, the Company's source of revenue is from property rental while interest expense and depreciation make up the majority of the operating expenses.


Part II - Other Information

Item 1 - Legal Proceedings

     There are no material pending legal proceedings to which the Company is a party or to which any of the Company's property is subject.

Item 2 - Changes in Securities

     There have been no changes in the Company's securities during the period covered by this report.

Item 3 - Defaults Upon Senior Securities

     There have been no defaults on any securities.

Item 4 - Submission of Matters to a Vote of Security Holders

     There were no matters presented to a vote of security holders during the period covered by this report.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Forms 8-K

          There have been no reports on Form 8-K filed during the period covered by this report.

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended March 31, 2002.

No changes have been made in the internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

 Item 8 - Certifications

I, Worth Harris Carter, Jr., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Bank Building Corporation;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

     a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is prepared;

     b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
     "Evaluation Date"); and

     c). presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




DATE:   May 21, 2004             /s/ Worth Harris Carter, Jr.
                                 Worth Harris Carter, Jr.
                                 Chairman of the Board,
                                 President,
                                 Chief Executive Office and
                                 Chief Financial Officer

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   May 21, 2004             /s/ Worth Harris Carter, Jr.
                                 Worth Harris Carter, Jr.
                                 Chairman of the Board,
                                 President,
                                 Chief Executive Office and
                                 Chief Financial Officer


EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended March 31, 2002 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  1.   The Report fully complies with the requirements of section
     13(a) or 15(d) of the Securities and Exchange Act of 1934; and

  2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:   May 21, 2004             /s/ Worth Harris Carter, Jr.
                                 Worth Harris Carter, Jr.
                                 Chairman of the Board,
                                 President,
                                 Chief Executive Office and
                                 Chief Financial Officer