Form 10QSB
period 2002-06-30
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2002

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










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                   June 30 December
                                            31
                                     2002    2001
ASSETS
Current Assets
    Cash                           $        $
                                187,988  97,560
    Receivables
                                23,804   -
        Total current assets
                                211,792  97,560

Property
    Land
                                10,211,3 10,403,3
                                93       36
    Building
                                26,414,8 26,414,8
                                32       32

                                36,626,2 36,818,1
                                25       68
        Less accumulated
      depreciation               (1,998,0 (1,728,0
                                     83)     83)

                                34,628,1 35,090,0
                                42       85

Other assets
                                264,564  284,338
                                    $        $
                                35,104,4 35,471,9
                                98       83

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
    Accounts payable               $        $
                                -        4,282
    Accrued interest              227,020 228,984
    Current portion of long-term  759,059 804,047
   debt
    Note payable                  100,000 325,000
    Other liabilities              97,157       -
        Total current liabilities  1,183,23 1,362,31
                                       6       3

Long-term debt
                                33,535,0 33,888,8
                                01       36
Deferred income taxes             91,600  91,600
Total long-term liabilities      33,626,6 33,980,4
                                      01      36

Shareholders' equity
    Capital stock, common,
   authorized 400,000 shares,
    no par value, 398,244 shares        -       -
   issued and outstanding

    Retained earnings             294,661 129,234
        Total shareholders'        294,661 129,234
      equity

                                    $        $
                                35,104,4 35,471,9
                                98       83


Consolidated Statements of Income and Retained Earnings

                              Six Months   Three Months
                                Ended         Ended
                                June 30       June 30
                              2002   2001   2002   2001
INCOME
Lease income                     $      $      $     $
                           1,936,3 1,537,2 965,70 787,97
                                33     40      7     7
Other income
                           101,450 54,832 52,943 15,187

                           2,037,7 1,592,0 1,018, 803,16
                                83     72    650     4

OPERATING EXPENSES
Interest
                           1,365,2 1,038,6 681,55 517,54
                                50     06      5     8
Depreciation
                           270,000 221,933 135,00 103,46
                                               0     6
Amortization
                             9,000  6,907  4,500 3,453
Other
                           130,947 91,378 54,205 42,714

                           1,775,1 1,358,8 875,26 667,18
                                97     24      0     1

Income before income taxes
                           262,586 233,248 143,39 135,98
                                               0     3

Income taxes
                           (97,157 (86,302 (53,05 (50,31
                                 )      )     5)    4)
Net income
                           165,429 146,946 90,335 85,669

Retained earnings
(deficit), beginning of    129,232 (22,490 204,32 38,787
period                                  )      6

Retained earnings, end of        $      $      $     $
period                     294,661 124,456 294,66 124,45
                                               1     6

Earnings per share               $      $      $     $
                              0.42   0.37   0.23  0.22

Consolidated Statements of Cash Flows
                                 Six Months
                                  Ended
                                   June 30
                                 2002   2001
Cash flows from operating
activities

Net Income                   $165,42 $146,94
                                   9      6
Adjustments to reconcile net
income to net cash
from by operating
activities:
  Depreciation
                             270,000 221,933
  Amortization
                               9,000  6,907
  Changes in
     Increase (decrease) in
   other assets               10,774 (13,213
                                          )
     Increase (decrease) in                 -
   receivables               (23,804
                                   )
     (Decrease) increase in
   accounts payable          (4,282)  (60)
     (Decrease) increase in
   accrued interest          (1,964) 31,050
       Increase (decrease)     97,155 86,302
 in other liabilities
  Net cash from operating
 activities                  522,308 479,865


Cash flows from investing
activities
Additions to loan fees
                                   - (66,929
                                          )
Purchase of property
                                   - (2,154,
                                       816)
Sale of property                          -
                             191,943
  Net cash from investing
 activities                  191,943 (2,221,
                                       745)

Cash flows from financing
activities
Repayment of long-term debt          (244,50
                             (398,82     0)
                                  3)
Proceeds from note payable         -
                                    2,170,0
                                         00
Repayment of note payable                 -
                             (225,00
                                  0)
Proceeds from deposit on           -
property                             50,000
  Net cash from financing
 activities                  (623,82 1,975,5
                                  3)     00

Change in cash
                              90,428 233,620

Cash at beginning of period
                              97,560 68,123
Cash at end of period              $      $
                             187,988 301,743


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

The results of operations for the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2001 Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company now owns 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Company incurs both interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

For the first six months of 2002, the Company generated net income of $165,429 compared to $146,946 for the previous year.
As has been the case historically, the Company's principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses.


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

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended June 30, 2002.

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


                                 BANK BUILDING CORPORATION

DATE:   May 21, 2004             BY:  /s/ Worth Harris Carter,
                                 Jr.
                                 Worth Harris Carter, Jr.
                                 Chairman of the Board,
                                 President,
                                 Chief Executive Office and
                                 Chief Financial Officer


EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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