Form 10QSB
period 2002-09-30
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                      Washington, D.C 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                   SeptembeDecember
                                   r 30     31
                                     2002    2001
ASSETS
Current Assets
    Cash                           $        $
                                206,194  97,560
    Receivables
                                23,804   -
        Total current assets
                                229,998  97,560

Proper
ty
    Land
                                10,211,2 10,403,3
                                80       36
    Building
                                26,426,7 26,414,8
                                92       32

                                36,638,0 36,818,1
                                72       68
        Less accumulated
      depreciation               (2,133,0 (1,728,0
                                     83)     83)

                                34,504,9 35,090,0
                                89       85

Other assets
                                265,984  284,338
                                    $        $
                                35,000,9 35,471,9
                                71       83

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
    Accounts payable               $        $
                                -        4,282
    Accrued interest              225,052 228,984
    Current portion of long-term  874,569 804,047
   debt
    Note payable                  100,000 325,000
    Other liabilities             135,512       -
        Total current liabilities  1,335,13 1,362,31
                                       3       3

Long-term debt
                                33,214,2 33,888,8
                                70       36
Deferred income taxes
                                91,600   91,600
        Total long-term
      liabilities                33,305,8 33,980,4
                                70       36

Shareholders' equity
    Capital stock, common,
   authorized 400,000 shares,
    no par value, 398,244 shares        -       -
   issued and outstanding

    Retained earnings             359,968 129,234
        Total shareholders' equity 359,968 129,234

                                    $        $
                                35,000,9 35,471,9
                                71       83


Consolidated Statements of Income and Retained Earnings

                             Nine Months   Three Months
                               Ended          Ended
                            September 30   September 30
                             2002   2001   2002    2001
INCOME
Lease income                    $      $      $       $
                          2,906,1 2,438,8 969,83 901,576
                               66     16      3
Other income
                          111,989 104,319 10,539  49,487

                          3,018,1 2,543,1 980,37 951,063
                               55     35      2

OPERATING EXPENSES
Interest
                          2,041,0 1,836,1 675,84 797,575
                               96     81      6
Depreciation
                          405,000 325,400 135,00 103,467
                                              0
Amortization
                           13,500 10,360  4,500   3,453
Other
                          192,311 214,787 61,364 123,409

                          2,651,9 2,386,7 876,71 1,027,9
                               07     28      0      04

Income  (loss) before
income taxes              366,248 156,407 103,66 (76,841
                                              2       )

Income tax benefit
(expense)                 (135,51 (57,871 (38,35  28,431
                               2)      )     5)
Net income
                          230,736 98,536 65,307 (48,410
                                                      )

Retained earnings,
beginning of period       129,232 (22,490 294,66 124,456
                                       )      1

Retained earnings, end of       $      $      $       $
period                    359,968 76,046 359,96  76,046
                                              8

Earnings (loss) per share       $      $      $     $
                             0.58   0.25   0.16  (0.12)



Consolidated Statements of Cash Flows
                                    Nine Months
                                    Ended
                                   September 30
                                   2002    2001
Cash flows from operating
activities

  Net Income                    $230,73 $98,536
                                    6
  Adjustments to reconcile net
 income to net cash
  from operating activities:
     Depreciation
                              405,000 325,400
     Amortization
                               13,500  10,360
     Changes in
        Increase (decrease) in
     prepaid expenses           4,852 (38,696
                                            )
        Increase (decrease) in
     receivables               (23,804       -
                                    )
        (Decrease) increase in
     accounts payable          (4,282) (4,000)
        (Decrease) increase in
     accrued interest          (3,932)  74,805
        (Decrease) increase in
     other liabilities         135,512 109,726
        Decrease in tax refund
     receivable                     -  50,000
        Decrease in other assets
                                    - (107,14
                                           4)
     Net cash from operating
   activities                  757,582 518,987


Cash flows from investing
activities
  Purchase of property               -
                                      (9,183,
                                         521)
  Sale of property                           -
                              180,096
     Net cash from investing
   activities                  180,096 (9,183,
                                         521)

Cash flows from financing
activities
  Proceeds from long-term debt
                                    - 10,428,
                                          999
  Repayment of long-term debt
                              (604,04 (380,16
                                   4)      0)
  Proceeds from note payable
                                      1,392,2
                                          96)
  Repayment of note payable                  -
                              (225,00
                                   0)
     Net cash from financing
   activities                  (829,04 8,656,5
                                   4)      43

Change in cash
                              108,634 (7,991)

Cash at beginning of period
                               97,560  68,123
Cash at end of period               $       $
                              206,194  60,132
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

The results of operations for the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2001 Form 10-KSB filed with the Securities and Exchange Commission.

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

For the first nine months of 2002 the Company generated net income of $230,000 compared to $98,000 for the previous year.
The increase in income is attributable to increased rental income from both bank offices and other properties. As has been the case historically, the Company's principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses.


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

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended September 30, 2002.

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

EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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