Form 10QSB
period 2003-03-31
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                      Washington, D.C 20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

 ITEM 1.                                       LEGAL PROCEEDINGS 7

 ITEM 2.                                   CHANGES IN SECURITIES 7

 ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES 7

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 7

 ITEM 5.                                       OTHER INFORMATION 7

 ITEM 6.                       EXHIBITS AND REPORTS ON FORMS 8-K 7

 ITEM 7                                  CONTROLS AND PROCEDURES 7

 ITEM 8                                           CERTIFICATIONS 8

 EXHIBIT 99                                                   10










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                   March 31December
                                            31
                                     2003    2002
ASSETS
Current Assets
    Cash                           $        $
                                151,337  82,790
    Receivables
                                993      -
        Total current assets
                                152,330  82,790

Proper
ty
    Land
                                10,370,7 10,368,8
                                34       37
    Building
                                26,414,8 26,414,8
                                32       32

                                36,785,5 36,783,6
                                66       69
        Less accumulated           (2,572,6
      depreciation                   67) (2,402,6
                                             67)

                                34,212,8 34,381,0
                                99       02

Other assets
                                331,129  243,816
                                    $        $
                                34,696,3 34,707,6
                                58       08

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
    Accounts payable               $        $
                                15,130   15,584
    Accrued interest              205,155 216,670
    Current portion of long-term  2,501,39 868,125
   debt                                5
    Income taxes payable          276,910 141,939
        Total current liabilities  2,898,59 1,242,31
                                       0       8

Long-term debt
                                31,259,6 33,011,5
                                82       14
Deferred income taxes
                                90,560   90,560
        Total long-term
      liabilities                31,350,2 33,102,0
                                42       74

Shareholders' equity
    Capital stock, common,
   authorized 400,000 shares,
    no par value, 398,244 shares        -       -
   issued and outstanding

    Retained earnings             447,526 363,216
        Total shareholders' equity 447,526 363,216

                                    $        $
                                34,696,3 34,707,6
                                58       08


Consolidated Statements of Income and Retained Earnings
                            Three Months
                               Ended
                              March 31
                             2003   2002
INCOME
Lease income               $        $
                         957,978  970,626
Other income
                         61,805   48,507

                         1,019,7  1,019,1
                         83       33

OPERATING EXPENSES
Interest
                         643,222  683,695
Depreciation
                         170,000  135,000
Amortization
                         4,300    4,500
Other
                         68,435   76,742

                         885,957  899,937

Income before income
taxes                     133,826  119,196
Income taxes
                          (49,516 (44,102
                                )      )
Net income
                         84,310   75,094

Retained earnings,
beginning of period       363,216  129,232

Retained earnings, end of  $        $
period                    447,526  204,326

Earnings per share         $        $
                         0.21     0.19

Consolidated Statements of Cash Flows
                                       Three Months
                                         Ended
                                         March 31
                                       2003    2002
Cash flows from operating
activities:

Net Income                          $84,310 $75,094
Adjustments to reconcile net income
to net cash
from operating activities:
         Depreciation
                                   170,000 135,000
         Amortization
                                     4,300   4,500

Changes
in:
          Increase (decrease) in
        other assets                (91,613  16,832
                                         )
          Increase (decrease) in
        receivables                  (993) (23,793
                                                 )
          (Decrease) increase in
        accounts payable             (454)   2,173
          (Decrease) increase in
        accrued interest            (11,515 (1,824)
                                         )
          (Decrease) increase in
        income taxes payable        134,971  44,102
         Net cash from operating
        activities                  289,006 252,084


Cash flows from investing
activities:
Purchase of property
                                   (1,897)       -
Sale of property
                                         - 191,346
         Net cash from investing
        activities                  (1,897) 191,346

Cash flows from financing
activities:
Repayment of long-term debt
                                   (218,56 (197,49
                                        2)      9)
Repayment of note payable
                                         - (225,00
                                                0)
         Net cash from financing
        activities                  (218,56 (422,49
                                        2)      9)

Change in cash
                                    68,547  20,931

Cash at beginning of period
                                    82,790  97,560
Cash at end of period                    $       $
                                   151,337 118,491

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

The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

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

For the first three months of 2003 the Company generated net income of $84,000 compared to $75,000 for the previous year. As has been the case historically, the Company's principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses.


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

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended March 31, 2003.

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

EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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