Form 10QSB
period 2003-06-30
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2003

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










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                   June 30 December
                                            31
                                     2003    2002
ASSETS
Current Assets
    Cash                                $       $
                                 123,757  82,790
        Total current assets
                                 123,757  82,790

Proper
ty
    Land
                                10,312,6 10,368,8
                                      60      37
    Building
                                26,488,8 26,414,8
                                      44      32

                                36,801,5 36,783,6
                                      04      69
        Less accumulated
      depreciation               (2,742,6 (2,402,6
                                     67)     67)

                                34,058,8 34,381,0
                                      37      02

Other assets
                                 288,627 243,816
                                         $       $
                                34,471,2 34,707,6
                                      21      08

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
    Accounts payable                    $       $
                                  15,130  15,584
    Accrued interest              200,441 216,670
    Current portion of long-term  2,406,04 868,125
   debt                                6
    Other liabilities             251,134 141,939
        Total current liabilities  2,872,75 1,242,31
                                       1       8

Long-term debt
                                31,027,6 33,011,5
                                      47      14
Deferred income taxes
                                  90,560  90,560
        Total long-term
      liabilities                31,118,2 33,102,0
                                      07      74

Shareholders' equity
    Capital stock, common,
   authorized 400,000 shares,
    no par value, 398,244 shares        -       -
   issued and outstanding

    Retained earnings             480,263 363,216
        Total shareholders' equity 480,263 363,216

                                         $       $
                                34,471,2 34,707,6
                                      21      08


Consolidated Statements of Income and Retained Earnings
                             Six Months    Three Months
                               Ended         Ended
                               June 30       June 30
                             2003   2002   2003   2002
INCOME
Lease income                    $      $      $      $
                          1,912,7 1,936,3 954,73 965,70
                               15     33      7      7
Other income
                           83,867 101,450 22,062 52,943

                          1,996,5 2,037,7 976,79 1,018,
                               82     83      9    650

OPERATING EXPENSE
Interest
                          1,282,0 1,365,2 638,84 681,55
                               67     50      5      5
Depreciation
                          340,000 270,000 170,00 135,00
                                              0      0
Amortization
                            8,600  9,000  4,300  4,500
Other
                          180,126 130,947 111,69 54,205
                                              1

                          1,810,7 1,775,1 924,83 875,26
                               93     97      6      0

Income before income
taxes                     185,789 262,586 51,963 143,39
                                                     0

Income taxes
                          (68,742 (97,157 (19,22 (53,05
                                )      )     6)     5)
Net income
                          117,047 165,429 32,737 90,335

Retained earnings,
beginning of period       363,216 129,232 447,52 204,32
                                              6      6

Retained earnings, end of       $      $      $      $
period                    480,263 294,661 480,26 294,66
                                              3      1

Earnings per share              $      $      $      $
                             0.29   0.42   0.08   0.23

Consolidated Statements of Cash Flows
                                 Six Months
                                  Ended
                                   June 30
                                 2003   2002
Cash flows from operating
activities

Net Income                   $117,04 $165,42
                                   7      9
Adjustments to reconcile net
income to net cash
from operating activities:
  Depreciation
                             340,000 270,000
  Amortization
                               8,600  9,000
  Changes in:
     Increase (decrease) in
   other assets              (53,411 10,774
                                   )
     Increase (decrease) in
   receivables                     - (23,804
                                          )
     (Decrease) increase in
   accounts payable            (454) (4,282)
     (Decrease) increase in
   accrued interest          (16,229 (1,964)
                                   )
     (Decrease) increase in
   other liabilities         109,195 97,155
  Net cash from operating
 activities                  504,748 522,308


Cash flows from investing
activities
Purchase of property
                             (17,835      -
                                   )
Sale of property                   -
                                    191,943
  Net from investing
 activities                  (17,835 191,943
                                   )

Cash flows from financing
activities
Repayment of long-term debt
                             (445,94 (398,82
                                  6)     3)
Repayment of note payable
                                   - (225,00
                                         0)
  Net cash from financing
 activities                  (445,94 (623,82
                                  6)     3)

Change in cash
                              40,967 90,428

Cash at beginning of period
                              82,790 97,560
Cash at end of period              $      $
                             123,757 187,988
BANK BUILDING CORPORATION


Notes to Consolidated Financial Statements

1.  Presentation of Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.

The accompanying financial statements include the Company's wholly owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Company and Blackstone have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and an office complex in Roanoke, Virginia.

The results of operations for the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

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

The Company also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a portion of this property on June 5, 1998. As noted above, the Company also owns Blackstone Properties, a wholly owned subsidiary, which owns a shopping center in southside Virginia that is leased to a number of retail tenants.

During 2001, Blackstone Properties acquired Executive Office Park, an office complex located in Roanoke, Virginia. The complex consists of six separate building containing approximately 54,000 square feet of space divided into 28 suites. For the first six months of 2003 the Company generated net income of $117,000 compared to $165,000 for the previous year. As has been the case historically, the Company's principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses. The decline in income is primarily due to repair expense at the shopping center owned by Blackstone Properties.



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

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended June 30, 2003.

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


EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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