Form 10QSB
period 2003-09-30
BANK BUILDING CORP
filed 2004-06-09
CIK 907250

U. S. Securities and Exchange Commission

                     Washington, D.C  20549

                           FORM 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

     There are 398,244 shares of stock outstanding as of May 21, 2004.

                                   INDEX


PART 1 - FINANCIAL INFORMATION                                  3

 ITEM 1 - FINANCIAL STATEMENTS                                 3
  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION               3
  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS      4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                        5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                           6

PART II - OTHER INFORMATION                                     7

 ITEM 1 - LEGAL PROCEEDINGS                                    7

 ITEM 2 - CHANGES IN SECURITIES                                7

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      7

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  7

 ITEM 5 - OTHER INFORMATION                                    7

 ITEM 6 - EXHIBITS AND REPORTS ON FORMS 8-K                    7

 ITEM 7 - CONTROLS AND PROCEDURES                              7

 ITEM 8 - CERTIFICATIONS                                       8

 EXHIBIT 99                                                   11










Part 1 - Financial Information

Item 1 - Financial Statements
Consolidated Statements of Financial Condition
                                   SeptembeDecember
                                   r 30     31
                                     2003    2002
ASSETS
Current Assets
    Cash                                $       $
                                 110,453  82,790
        Total current assets
                                 110,453  82,790

Proper
ty
    Land
                                10,313,1 10,368,8
                                      25      37
    Building
                                26,489,0 26,414,8
                                      83      32

                                36,802,2 36,783,6
                                      08      69
        Less accumulated                   (2,402,6
      depreciation               (2,912,6     67)
                                     67)

                                33,889,5 34,381,0
                                      41      02

Other assets
                                 306,167 243,816
                                         $       $
                                34,306,1 34,707,6
                                      61      08

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
    Accounts payable                    $       $
                                 140,130  15,584
    Accrued interest              198,945 216,670
    Current portion of long-term  1,667,88 868,125
   debt                                9
    Other liabilities             145,146 141,939
        Total current liabilities  2,152,11 1,242,31
                                       0       8

Long-term debt
                                31,536,0 33,011,5
                                      62      14
Deferred income taxes
                                  90,560  90,560
        Total long-term
      liabilities                31,626,6 33,102,0
                                      22      74

Shareholders' equity
    Capital stock, common,
   authorized 400,000 shares,
    no par value, 398,244 shares        -       -
   issued and outstanding

    Retained earnings             527,429 363,216
        Total shareholders' equity 527,429 363,216

                                         $       $
                                34,306,1 34,707,6
                                      61      08



Consolidated Statements of Income and Retained Earnings

                             Nine Months   Three Months
                               Ended         Ended
                            September 30   September 30
                             2003   2002   2003   2002
INCOME
Lease income                    $      $      $      $
                          2,861,7 2,906,1 949,07 969,83
                               94     66      9      3
Other income
                           89,518 111,989  5,651 10,539

                          2,951,3 3,018,1 954,73 980,37
                               12     55      0      2

OPERATING EXPENSES
Interest
                          1,917,0 2,041,0 634,99 675,84
                               65     96      8      6
Depreciation
                          510,000 405,000 170,00 135,00
                                              0      0
Amortization
                           12,900 13,500  4,300  4,500
Other
                          250,691 192,311 70,565 61,364

                          2,690,6 2,651,9 879,86 876,71
                               56     07      3      0

Income before income
taxes                     260,656 366,248 74,867 103,66
                                                     2
Income taxes
                          (96,443 (135,51 (27,70 (38,35
                                )     2)     1)     5)
Net income
                          164,213 230,736 47,166 65,307

Retained earnings,
beginning of period       363,216 129,232 480,26 294,66
                                              3      1

Retained earnings, end of       $      $      $      $
period                    527,429 359,968 527,42 359,96
                                              9      8

Earnings per share              $      $      $      $
                             0.41   0.58   0.12   0.16

Consolidated Statements of Cash Flows
                                 Nine Months
                                  Ended
                                September 30
                                 2003   2002
Cash flows from operating
activities

Net Income                   $164,21 $230,73
                                   3      6
Adjustments to reconcile net
income to net cash
from operating activities
  Depreciation
                             510,000 405,000
  Amortization
                              12,900 13,500
  Changes in
     Increase (decrease) in
   other assets              (75,251  4,852
                                )
     Increase (decrease) in          -
   receivables                       (23,804
                                    )
     (Decrease) increase in
   accounts payable          124,546 (4,282)
     (Decrease) increase in
   accrued interest          (17,725  (3,932)
                            )
     (Decrease) increase in
   other liabilities           3,207 135,512
  Net cash from operating
 activities                  721,890 757,582


Cash flows from investing
activities
Purchase of property                      -
                             (18,539
                                   )
Sale of property                   -
                                    180,096
  Net cash from investing
 activities                  (18,539 180,096
                                   )

Cash flows from financing
activities
Repayment of long-term debt
                             (675,68 (604,04
                                  8) 4)
Repayment of note payable          -
                                    (225,00
                                         0)
  Net cash from financing
 activities                  (675,68 (829,04
                                  8)     4)

Change in cash
                              27,663 108,634

Cash at beginning of period
                              82,790 97,560
Cash at end of period              $      $
                             110,453 206,194
BANK BUILDING CORPORATION



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

The results of operations for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank's 2002 Form 10-KSB filed with the Securities and Exchange Commission.

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

For the first nine months of 2003 the Company generated net income of $164,000 compared to $231,000 for the previous year.
As has been the case historically, the Company's principal source of revenue is from property rental while interest expense and depreciation remain the principal expenses.



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

     Exhibit 99 - Certification of Chief Executive Officer and
Chief Financial Officer.


Item 7 - Controls and Procedures

Within ninety days of the filing of this Form 10-QSB, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company's disclosure controls and procedures as required by Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to him in connection with the filing of this Quarterly Report for the period ended September 30, 2003.

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


EXHIBIT 99


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the quarterly report of Bank Building Corporation (the Company) on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities Exchange Commission on the date hereof (the Report), I, Worth Harris Carter, Jr., Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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