Form 10KSB
period 2000-12-31
BANK BUILDING CORP
filed 2006-05-05
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 33-64520

BANK BUILDING CORPORATION

(Name of small business issuer in its charter)

Virginia	54-174800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Kings Mountain Road Martinsville, VA	24112
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (276) 656-1776

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2000 were $ 2,154,000.

As of March 31, 2001, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Portions of the 2000 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

BANK BUILDING CORPORATION

2000 ANNUAL REPORT ON FORM 10-KSB

PART I

FORWARD–LOOKING STATEMENTS

This report contains statements concerning the Corporation’s expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements may constitute “forward-looking statements” as defined by federal securities laws. In some cases, readers can identify the forward-looking statements by the use of words such as “may,” “ will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. These statements may address issues that involve estimates and assumptions made by management, risks and uncertainties, and actual results could differ materially from historical results or those anticipated by such statements. Factors that could have a material adverse effect on the Corporation’s operations and future prospects include, but are not limited to: desired business strategies, general economic conditions, interest rates, developments in local and national markets, and other matters, which, by their nature, are subject to significant uncertainties. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

ITEM 1. DESCRIPTION OF BUSINESS.

Bank Building Corporation was incorporated under Virginia law in 1988. The Corporation is located at 9112 Virginia Avenue, Bassett, Virginia 24055.

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the Participating Banks. As of March 31, 2001, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

The selection of sites and construction of the offices are perfomed by the Participating Banks that will lease the site to insure the needs of the bank are met. Should the Corporation decide to participate in the particular project, the site is titled in the name of the Corporation and all loans in connection with the site are made to the Corporation. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks.

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

In order to obtain the most desirable branch locations it is often necessary to acquire more property than will be required for an individual office. Currently, banking regulations restrict the ability of banks to acquire such property if it is not used for banking purposes. The Corporation is not subject to such restrictions and can acquire the most desirable property and either sell any excess property or develop it for subsequent sale or lease to other parties.

Regardless of the amount of property purchased by the Corporation, the lease with a Participating Bank includes only the portion of the property utilized for the branch. The allocation of costs between the branch site and other property is based on the relative size and market value of each segment. Any property other than that used for the branch will be developed, leased or sold by the Corporation. Any buildings or other developments on this property will be compatible with the design of the bank office and consistent with the conduct of the business of banking.

Both interest and depreciation expenses are incurred on each office as well as other, minimal operating costs. These expenses will result in net operating losses during the initial years of each project although adequate cash flow from rental payments is expected to be available to meet all cash needs. During the initial lease term, all leases will be structured for the adjustments to the monthly lease payments to track adjustments in the payments required by the underlying mortgage. After the initial period of the lease, terms will be renegotiated. Such terms could provide for lease payments in excess of or less than payments required by the underlying mortgage and operating expenses. Additionally, a lessee Participating Bank may determine not to renew its lease on a particular branch. Under these circumstances, such branch could be sold or leased to another tenant. Such sale or lease could be profitable, although there can be no assurance that this will occur.

While it is anticipated that renewed leases with a particular Participating Bank will produce sufficient rental payments to cover mortgage payments and other costs, there can be no assurance that this will, in fact, be accomplished. Failure to obtain renewal lease payments sufficient to cover these costs may result in a forced sale or foreclosure of the particular branch at a loss.

The Corporation does not have any paid employees or directors. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, management intends that Bank Services of Virginia, Inc. provides these services. Bank Services also currently provides various bookkeeping and related services for the Participating Banks.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2000, the Corporation owned the following offices, which are leased to the following Participating Banks under triple net operating leases:

Leasing Bank	Address
Blue Ridge Bank, N. A.	105 King Street, Blacksburg, VA 24060

Blue Ridge Bank, N. A.	325 Spring Street, Wytheville, VA 24382

Central National Bank	3008 Waterlick Road, Lynchburg, VA 24502

Central National Bank	2018 Tate Springs Road, Lynchburg, VA 24501

Central National Bank	1728 Graves Mill Road, Lynchburg, VA 24502

Community National Bank	1002 Virginia Avenue, Clarksville, VA 23927

Community National Bank	749 East 2nd Street, Chase City, VA 23924

Community National Bank	222 Main Street, South Boston, VA 24592

Community National Bank	300 Dabney Drive Ext., Henderson, NC 27536

Community National Bank	205 South Bickett Street, Louisburg, NC 27549

Community National Bank	823 North Main Street, Roxboro, NC 27573

Community National Bank	302 E. Atlantic Street, South Hill, VA 23970

First National Bank	550 Blue Ridge Avenue, Bedford, VA 24523

First National Bank	135 Scruggs Road, Moneta, VA 24121

First National Bank	9440 Franklin Street, Ferrum, VA 24088

First National Exchange Bank	3132 Electric Road, Roanoke, VA 24018

First National Exchange Bank	721 Blue Ridge Boulevard, Roanoke, VA 24012

Mountain National Bank	507 Willow Street, Mt. Airy, NC 27030

Patrick Henry National Bank	630 Fagg Drive, Eden, NC 27288

Patrick Henry National Bank	900 Washington Street, Eden, NC 27288

Patrick Henry National Bank	100 Turner Drive, Reidsville, NC 27320

Patrick Henry National Bank	305 South Main Street, Reidsville, NC 27320

Patrick Henry National Bank	4004 West Wendover Avenue, Greensboro, NC 27407

Patrick Henry National Bank	5715 High Point Road, Greensboro, NC 27407

Patriot Bank, N.A.	40 White Oak Road, Fredericksburg, VA 22405

Patriot Bank, N.A.	55 Worth Avenue, Stafford, VA 22554

Patriot Bank, N.A.	8402 Sudley Road, Manassas, VA 20109

Peoples National Bank	903 South Main Street, Danville, VA 24541

Peoples National Bank	5406 U. S. Highway 29 North, Danville, VA 24527

Peoples National Bank	697 Country Club Drive, Fayetteville, NC 28301

Shenandoah National Bank	75 North Mason Street, Harrisonburg, VA 22802

The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

In addition to the bank offices, as of December 31, 2000, the Corporation also owned the following properties which it leases to third parties:

Description	Location
Golden Corral Restaurant	Raleigh, NC
West Lake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center	Blackstone, VA

As of December 31, 2000, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3. LEGAL PROCEEDINGS.

As of March 31, 2001, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28,1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of March 31, 2001, the Corporation had approximately 2,800 shareholders of record and 398,244 shares outstanding.

The Corporation is not aware of any brokerage firms making a market in the Corporation’s common stock or any securities professionals following the Corporation, and no public trading market for the stock has developed. Management believes that the consideration for any shares of stock that may have been traded in recent years has been minimal.

The Corporation has not paid dividends since its incorporation and no dividends are anticipated in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our Description of Business and our audited financial statements and accompanying notes included elsewhere in this report.

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks. As of December 31, 2000, the Participating Banks consisted of: Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

The selection of sites and construction of the offices is done by the particular Participating Bank that will lease the particular site to insure the needs of that bank are met. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks. The acquisition and development of property is financed through loans from various sources. From time to time Participating Banks make loans in connection with the acquisition of a site for another Participating Bank. The Corporation does not, however, seek loans for the acquisition of a given site from the particular Participating Bank that intends to lease that site. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

The initial lease terms for a bank office are set to cover all carrying costs of the particular site plus a small amount for the accounting and record keeping costs of the Corporation. Subsequent lease terms are negotiated between the Participating Bank and the Corporation based on the conditions in the relevant market at that time.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the financial statements, and potentially result in materially different results under different conditions and assumptions. The Corporation considers the following accounting policies to be critical policies which involve various estimation processes: accounting for the acquisition and classification of real estate assets, and accounting for the disposition of real estate assets.

Acquisition and Classification of Real Estate Assets

Substantially all of the Corporation’s properties are acquired from the Participating Banks at carrying value. Each acquisition from the Participating Banks is evaluated under SFAS No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease,” to determine whether the transfer qualifies as an accounting sale from and leaseback to the Participating Bank. Once Management determines that sale leaseback accounting is appropriate, directly owned and leased assets are classified as real estate held and leased under the operating method, or as net investment in at the inception of a lease, for financial reporting purposes. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. The classification criteria are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee.

Dispositions and Impairment of Real Estate

Gains and losses on disposition of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” The Corporation evaluates each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on the Corporation’s assessment, the Corporation accounts for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and the Corporation’s continuing involvement.

Properties

The Corporation acquired eight properties during 2000. As of December 31, 2000, the Corporation owned 31 offices that were leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a 10 acre tract of this property, on June 5, 1998. In 1998, the Corporation purchased a Golden Corral Restaurant in Raleigh, NC.

The Corporation also owns Blackstone Properties, LLC, a wholly owned subsidiary. Blackstone Properties owns a shopping center in Blackstone, Virginia. The shopping center maintains various retail tenants.

Long-term mortgages payable by the Corporation as of December 31, 2000 and 1999 consisted of the following:

	2000	1999
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal, interest at 8.25% at December 31, 2000, with the final payment due in 2012.	$1,695,363	$1,784,308

Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $20,394, including principal, interest at 8.50%, at December 3, 2000, with the final payment due in 2018.	2,220,578	2,274,060

Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,299, including principal, interest at 6.0% at December 31, 2000, with the final Payment due in 2013.	1,784,735	1,870,458

Mortgage loans secured by real estate (branch bank Facilities) and related leases. Monthly payments at December 31, 2000 are $159,720, including principal and interest with the final payments due from 2009 to 2017. Interest rates range from 7.75% to 8.75% at December 31, 2000 and are subject to adjustments at various times.	19,116,232	12,623,007

	24,816,908	18,551,833

Less current portion	(542,201)	(464,458)

	$24,274,707	$18,087,375

Operating Results

Net Income. The Corporation incurred a net loss in 2000 of $34,765, or $(.09) per share, compared to net income in 1999 of $27,340, or $.07 per share and $23,396, or $.06 per share in 1998. The decrease from 1999 to 2000 is primarily attributable to increased interest, depreciation, taxes and insurance. Lease income, which has historically been the Corporation’s principal source of revenue, was $2,102,807 in 2000, an increase of 12% from lease income in 1999 of $1,843,248. In comparison, lease income was $1,072,515 in 1998 compared to $1,843,248 in 1999, an increase of $770,773, or 72%. Lease income accounted for 98% of total income in 2000 and 1999 and 97% in 1998. The Corporation expects lease income, and therefore net income, to rise in 2001 due to recent acquisitions of additional properties.

There were no gains on the sale of properties for years ending 2000, 1999 and 1998.

Operating Expenses. Operating expenses for 2000 were $2,188,992 compared to $1,846,502 for 1999, for a increase of $342,490, or 18%. In comparison, operating expenses for 1998 increased $766,000 to $1,846,502 in 1999. These increases are primarily due to increases in interest expense and depreciation. Interest and depreciation are the Corporation’s principal operating expenses.

Interest expense rose to $1,626,138 in 2000 from $1,356,278 in 1999, an increase of $269,860 or 20%. In comparison , interest expense rose $552,900 or 69%, from year end 1998 to year end 1999. These increases were principally due to an increase in total outstanding debt due to recent property acquisitions and related mortgages.

Depreciation expense rose to $413,866 in 2000 from $362,570 in 1999, for an increase $51,296 or 14%. In 1999, depreciation expense rose $154,860, or 75%. The change from 1999 to 2000 is principally due to increased depreciation due to property acquisitions.

Operating expenses, other than depreciation and interest, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions including legal and accounting fees. These expenses rose to $148,988 in 2000 from $127,654 in 1999, for an increase of $21,334 or 17%. In comparison, from 1998 to 1999, these expenses rose $58,584 or 85%. In 2000, increases in expenses related to taxes, insurance, and repairs were partially offset by decreases in expenses related to professional fees and other expense.

There was no income tax liability due to the recognition of tax loss carryforwards from previous years.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income received from these banks was $1,281,466 in 2000, $1,154,412 in 1999, and $577,558 in 1998. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $439,250 for 2000 compared to $396,522 for 1999 and $307,610 for 1998.

The following table summarizes the Corporation’s cost of properties acquired during the years ended December 31, 2000 and 1999, and the lease income derived from those properties on an annual basis:

	2000	1999
Cost of Property	$6,692,900	$2,866,000
Annual Rental Income	$1,082,052	$271,128

As of December 31, 2000, the Corporation’s main sources of liquidity consisted of $68,123 cash . In addition, the Corporation owns real estate having an aggregate book value of approximately $26,437,140. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no new accounting pronouncements for 2000 that would affect the Corporation.

ITEM 7. FINANCIAL STATEMENTS.

The report of the independent registered public accounting firm and audited financial statements of the Corporation and accompanying notes required by this Item are included in the Corporation’s Annual Report, which is attached hereto as Exhibit 13 and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Corporation’s president (who is currently the Corporation’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. As required, during the preparation of this report, management, with the participation of the Corporation’s president, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on this evaluation, the Corporation’s president concluded that the Corporation’s disclosure controls and procedures were not operating effectively as of the end of the period covered by this report because the controls and procedures necessary to ensure the timely preparation and filing of reports required to be filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were not in place. In connection with this evaluation, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s future periodic and other reports required by the Exchange Act will be filed on time and accurately.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2000 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 31, 2001.

Directors

Name (Age)	Director Since	Principal Occupation During Past Five Years
Worth Harris Carter, Jr. (63)	1988	Chairman of the Board and President

		Worth Harris Carter, Jr. is also a director and officer of the following companies:

		Chairman of the Board of First National Bank since 1976, President since 1986;

		Chairman of the Board and President of First National Exchange Bank since 1998;

		Chairman of the Board and President of Patrick Henry National Bank since 1977;

		Chairman of the Board of Peoples National Bank since 1976, President since 1981;

		Chairman of the Board of Blue Ridge Bank since 1982;

		Chairman of the Board and President of Community National Bank since 1985;

		Chairman of the Board and President of Central National Bank since 1996;

		Chairman of the Board and President of Mountain National Bank since 1996;

		Chairman of the Board and President of Shenandoah National Bank since 1996;

		Chairman of the Board and President of Patriot Bank since 1996;

		Chairman of the Board and President of Mortgage Company of Virginia since 1984;

		Chairman of the Board and President of Bank Services of Virginia, Inc. since 1984; and

		Manager of Blackstone, LLC since 1998.

Conner, Robert W. (61)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He has been a Director of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Davis, William G. (59)	1995	William G. Davis is and has been an Attorney at law in the firm of Davis, Davis, Davis & Rice, Rocky Mount, Virginia for more than five years. He has been a Director of First National Bank, Rocky Mount, Virginia since 1974. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia. (Mr. Davis passed away in 2004.)

Hall, Charles E. (59)	1995	Charles E. Hall is and has been a Farmer for more than five years. He has served on the Board of Directors for Blue Ridge Bank, N.A., Floyd, Virginia since 1978. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G. (67)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, VA for more than five years. He has been a Director for Patrick Henry National Bank, Bassett, Virginia, since 1976 and has been a Director of Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Williams, R. E. (66)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has also served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Executive Officers

Mr. Carter, who is discussed above, is the Corporation’s only executive officer.

There are no family relationships between any director or executive officer of the Corporation; nor is the Board of Directors aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer.

Code of Ethics

The Corporation has not adopted a Code of Ethics for its directors, executives and employees, primarily because management of the Corporation believes and understands that our officers and directors adhere to and follow ethical standards without the necessity of a written policy. The Corporation’s Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Corporation’s management requires and promotes honest and ethical conduct, full and fair disclosure in its reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) does not apply to the Corporation’s directors, executive officers or 10% beneficial owners because the Corporation’s common stock is not registered under Section 12 of the Exchange Act.

Audit Committee

The entire Board of Directors functions as the Corporation’s Audit Committee and in this capacity met one time in 2000. All of the Corporation’s directors, with the exception of Chairman of the Board and President Carter, are “independent” for the purposes of the NASDAQ listing standards. The Board has not adopted a written charter setting forth the responsibilities and authority of the Board in its capacity as the Audit Committee. Although, Mr. Carter is not independent under the NASDAQ listing standards, the Board has determined that Mr. Carter possesses the knowledge and experience required to be considered an audit committee financial expert. In addition, the Board of Directors believes that all of the Corporation’s directors possess the financial knowledge and expertise necessary to protect the Corporation’s shareholders in performing the functions of the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2000.

Executive Compensation

The Corporation does not have any paid employees or directors. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, Bank Services of Virginia, Inc., provides these services. Bank Services of Virginia, Inc. is a bank service corporation equally owned by the Participating Banks that currently provides various bookkeeping and related services to the Participating Banks.

The Corporation does not have any equity compensation plans or employment or change in control agreements.

Mr. Worth Harris Carter, Jr., Chairman of the Board and President, serves as the Chief Executive Officer of the Corporation.

Director Compensation

The Directors receive no compensation for Board service or for committee meetings attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of December 31, 2000, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified in the Summary Compensation Table and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2000, the Corporation’s directors and executive officers as a group, beneficially owned 56,135 shares or 14.1% of the Corporation’s outstanding common stock.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	47,718	(4)	11.98%
Robert W. Conner	1,119	(5)	0.28%
William G. Davis	2,271		0.57%
Charles E. Hall	135		0.03%
Haller G. Prillaman	3,470		0.87%
R.E. Williams	1,156		0.29%
All Directors and Executive Officer as a Group (6 persons)	56,135		14.1%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.
(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.
(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.
(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,110 shares held by Mr. Carter as custodian, 2,519 shares held by Mr. Carter’s family members, and 538 shares held by C&C Realty, Inc., of which Mr. Carter is President and a 50% owner.
(5)	Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by Mr. Conner’s family members.

The Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, which may at a subsequent date result in a change in control of the Corporation.

Equity Compensation Plans. No disclosure regarding equity compensation plans has been provided because the Corporation does not have any outstanding equity compensation plans or arrangements that would be covered by Item 201(d) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information provided in Note 7 of the financial statements accompanying this report is incorporated herein by reference.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2000 Annual Report to Shareholders

21	Subsidiaries

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company, LLP for the audit of the Corporation’s annual financial statements for the year ended December 31, 2000 and by Manning, Perkinson, Floyd & Company, P.C. (which merged with Goodman & Company, LLP, effective January 1, 2001) for the audit of the Corporation’s annual financial statements for the year ended December 31, 1999, and fees billed for other services rendered by Goodman & Company, LLP and Manning, Perkinson, Floyd & Company, P.C., respectively, during those periods. All services reflected in the following fee table for 2000 and 1999 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2000	1999
Audit fees[1]	$3,293	$2,830
Audit-related fees	—	—
Tax fees[2]	407	350
All other fees	—	—

Total fees	$3,700	$3,180

[1]	Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC.
[2]	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

In its capacity as the Audit Committee, the Board of Directors considered the compatibility of the non-audit-related services performed by and fees paid to Goodman & Company in 2000 and Manning, Perkinson, Floyd & Company in 1999 and the proposed non-audit-related services and proposed fees for 2001 and determined that such services and fees are compatible with the independence of Goodman & Company as the Corporation’s independent auditors.

Also in its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK BUILDING CORPORATION

Date: March 27, 2006	/s/ Worth Harris Carter, Jr
Worth Harris Carter, Jr.
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Worth Harris Carter, Jr. Worth Harris Carter, Jr.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (principal executive, principal financial and principal accounting officer)	March 27, 2006

/s/ Robert W. Conner	Director	March 27, 2006
Robert W. Conner

/s/ Charles E. Hall	Director	March 27, 2006
Charles E. Hall

/s/ Haller G. Prillaman	Director	March 27, 2006
Haller G. Prillaman

/s/ R. E. Williams	Director	March 27, 2006
R.E. Williams