Form 10QSB
period 2001-03-31
BANK BUILDING CORP
filed 2006-05-08
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 33-64520

BANK BUILDING CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	54-1714800
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1300 Kings Mountain Road, Martinsville, Virginia 24112

(Address of principal executive offices)

(276) 656-1776

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

There are 398,244 shares of stock outstanding as of May 14, 2001.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	March 31, 2001	December 31, 2000
Assets
Current assets
Cash	$77,926	$68,123
Accounts Receivable	—	—
Property – net	28,535,826	26,437,140
Deposit on property		50000
Other assets	263,729	168,715

Total assets	$28,877,481	$26,723,978

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$67,204	$4,275
Loan origination fees payable	—	66,929
Accrued interest	141,060	141,060
Current portion of long-term debt	556,612	542,201
Notes payable	3,687,070	1,717,296
Other Liabilities	104,700	—

Total current liabilities	4,556,646	2,471,761

Long-term liabilities
Long-term debt - net of current portion	24,148,426	24,274,707

Total long-term liabilities	24,148,426	24,274,707

Total liabilities	28,705,072	26,746,468

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized;
398,244 shares issued and outstanding	—	—
Retained earnings	172,409	(22,490)

Total stockholders’ equity	172,409	(22,490)

Total liabilities and stockholders’ equity	$28,877,481	$26,723,978

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Three Months Ended March 31,
	2001	2000
Income
Lease income	$848,745	$524,944
Gain on sale of property	—	—
Gain on sale of investment in Waterlick	—	—
Other income	—	14,068

Total income	848,745	539,012

Operating Expenses
Interest	489,107	376,984
Depreciation	103,467	90,643
Amortization	—	3,119
Other	61,272	19,483

Total operating expenses	653,846	490,229

Income before income taxes	194,899	48,783

Income taxes	—	—

Net income	$194,899	$48,783

Retained earnings (deficit), beginning of period	(22,490)	12,275

Retained earnings (deficit), end of period	172,409	61,058

Basic and diluted earnings per share	$0.49	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net Income	$194,899	$48,782
Adjustments to reconcile to net cash from operating activities:
Depreciation	103,467	90,643
Amortization	—	3,119
Change in:
Other assets	(95,014)	(4,403)
Accounts payable	62,929	—
Other liabilities	104,700	—
Loan origination fees payable	(66,929)	—
Accrued interest	—	18,829

Net cash from operating activities	304,052	156,970

Cash flows from investing activities
Purchase of property	(2,152,153)	—

Net cash from investing activities	(2,152,153)	—

Cash flows from financing activities
Repayment of long-term debt	(111,870)	(101,627)
Repayment of notes payable	1,969,774	—

Net cash from financing activities	1,857,904	(101,627)

Net change in cash	9,803	55,343

Cash - beginning of year	68,123	24,484

Cash - end of year	$77,926	$79,827

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

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

The accompanying financial statements include the Company’s wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Company and Blackstone have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and leases space to a number of retail tenants.

The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank’s 2000 Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses during the reporting period. Actual results could differ from those estimates.

Item 2 - Management’s Discussion and Analysis or Plan of Operation.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which BBC maintains business relationships (Participating Banks). As of March 31, 2001, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of March 31, 2001, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000. The policies disclosed included: accounting for the acquisition and classification of real estate assets and accounting for the disposition of real estate assets.

Properties

As of March 31, 2001, the Corporation owned 31 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a portion of this property on June 5, 1998. The Corporation also owns a Golden Corral Restaurant in Raleigh, North Carolina, which it leases to a third party.

The Corporation also owns Blackstone Properties, LLC, a wholly owned subsidiary. Blackstone Properties owns two properties: a shopping center in southside Virginia and Executive Office Park, an office complex located in Roanoke, Virginia. The shopping center maintains various retail tenants. Executive Office Park is an office complex consisting of six separate buildings containing approximately 54,000 square feet of space divided into 28 suites.

Operating Results

Net Income. For the first three months of 2001, the Corporation generated net income of $194,899 compared to $48,783 for the same period of the previous year, for an increase of 300%. The increase is primarily attributable to additional lease income. Lease income was 100% of net income for the first three months of 2001 and 97% for the same period of the previous year, and has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first three months of 2001 were $653,846 as compared to $490,229 for the same period of 2000. This increase of $163,617, or 33%, is primarily due to increases in interest expense and depreciation, which are the Corporation’s principal operating expenses.

Interest expense rose to $489,107 in the first three months of 2001 from $376,984 in the same period of 2000, for an increase of $112,123 or 30%. The change is principally due to acquisitions of eight additional properties in the year 2000.

Depreciation expense rose to $103,467 in the first three months of 2001 from $90,643 in the same period of 2000, for an increase of $12,824 or 14%. The change is principally due to increased depreciation due to acquisitions in 2000.

Operating expense, other than depreciation and interest, rose to $61,272 in the first three months of 2001 from $22,602 in the same period of 2000, for an increase of $38,670 or 171%. Other expense consists largely of accounting and legal fees. All expenses rose compared to the same period last year.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $304,052 for the first three months of 2001 compared to $156,970 for the same period of 2000.

As of March 31, 2001, the Corporation’s main sources of liquidity consisted of $77,926 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $28,535,826. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant recent accounting pronouncements that would affect the Corporation in this period.

Item 3 - Controls and Procedures.

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

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the quarter covered by this report that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

Part II - Other Information

Item 1 - Legal Proceedings.

There are no material pending legal proceedings to which the Corporation is a party or to which any of the Corporation’s property is subject.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no changes in the Corporation’s securities during the period covered by this report.

Item 3 - Defaults Upon Senior Securities.

There have been no defaults on any securities.

Item 4 - Submission of Matters to a Vote of Security Holders.

There were no matters presented to a vote of security holders during the period covered by this report.

Item 5 - Other Information.

None.

Item 6 - Exhibits.

Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK BUILDING CORPORATION

DATE: May 1, 2006	BY:	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer