Form 10QSB
period 2001-06-30
BANK BUILDING CORP
filed 2006-05-09
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

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

There are 398,244 shares of stock outstanding as of August 14, 2001.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2001	December 31, 2000
Assets
Current assets
Cash	$224,985	$68,123
Accounts Receivable	—	—
Property – net	28,353,365	26,437,140
Deposit on property	—	50,000
Other assets	204,379	168,715

Total assets	$28,782,729	$26,723,978

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$275	$4,275
Loan origination fees payable	—	66,929
Accrued interest	141,061	141,060
Current portion of long-term debt	569,334	542,201
Notes payable	3,572,296	1,717,296
Other Liabilities	232,625	—

Total current liabilities	4,515,591	2,471,761

Long-term liabilities
Long-term debt - net of current portion	24,003,075	24,274,707

Total long-term liabilities	24,003,075	24,274,707

Total liabilities	28,518,666	26,746,468

Stockholders’ Equity
Common Stock, no par value, 400,000 shares authorized;
398,244 shares issued and outstanding	—	—
Retained earnings	264,063	(22,490)

Total stockholders’ equity	264,063	(22,490)

Total liabilities and stockholders’ equity	$28,782,729	$26,723,978

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Income
Lease income	$1,681,211	$1,051,076	$832,466	$526,132
Other income	—	26,076	—	12,008

Total income	1,681,211	1,077,152	832,466	538,140

Operating Expenses
Interest	1,025,195	752,294	536,088	375,310
Depreciation	206,934	181,286	103,468	90,643
Amortization	—	6,238	—	3,119
Other	162,529	44,747	101,256	25,264

Total operating expenses	1,394,658	984,565	740,812	494,336

Income before income taxes	286,553	92,587	91,654	43,804
Income taxes	—	—	—	—

Net income	$286,553	$92,587	$91,654	$43,804

Retained earnings (deficit), beginning of period	(22,490)	12,275	—	—
Retained earnings (deficit), end of period	264,063	104,862	91,654	43,804
Basic and diluted earnings per share	$0.72	$0.23	$0.23	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net Income	$286,553	$92,587
Adjustments to reconcile to net cash from operating activities:
Depreciation	206,934	181,286
Amortization	—	6,238
Gain on sale of investment in Waterlick	—	(8,660)
Change in:
Other assets	(35,664)	—
Accounts payable	(4,000)	—
Other liabilities	232,625	—
Loan origination fees payable	(66,929)	—
Accrued interest	—	18,348

Net cash from operating activities	619,519	289,799

Cash flows from investing activities
Purchase of property	(2,073,159)	—

Net cash from investing activities	(2,073,159)	—

Cash flows from financing activities
Repayment of long-term debt	(244,498)	(208,218)
Repayment of notes payable	1,855,000	—

Net cash from financing activities	1,610,502	(208,218)

Net change in cash	156,862	81,581

Cash - beginning of period	68,123	24,484

Cash - end of period	$224,985	$106,065

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Presentation of Statements

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

The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Bank’s 2000 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which BBC maintains business relationships (Participating Banks). As of June 30, 2001, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of June 30, 2001, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2000. The policies disclosed included: accounting for the acquisition and classification of real estate assets and accounting for the disposition and impairment of real estate assets.

Properties

As of June 30, 2001, the Corporation owned 31 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first six months of 2001, the Corporation generated net income of $286,553 compared to $92,587 for the same period of the previous year, for an increase of 209%. The increase is primarily attributable to additional lease income. Lease income was 100% of net income for the first six months of 2001 and 98% for the same period of the previous year, and has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first six months of 2001 were $1,394,658 as compared to $984,565 for the same period of 2000. This increase of $410,093, or 42%, is due to increases in both interest expense and depreciation, which are the Corporation’s principal operating expenses.

Interest expense rose to $1,025,195 in the first six months of 2001 from $752,294 in the same period of 2000, for an increase of $272,901 or 36%. The change is principally due to acquisitions of eight additional properties in the year 2000.

Depreciation expense rose to $206,934 in the first six months of 2001 from $181,286 in the same period of 2000, for an increase of $25,648 or 14%. The change is principally due to increased depreciation due to acquisitions in 2000.

Operating expenses, other than depreciation and interest expense, rose to $162,529 in the first six months of 2001 from $50,985 in the same period of 2000, for an increase of $111,544. Other expense consists largely of maintenance fees and real estate tax fees.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $619,519 for the first six months of 2001 compared to $289,799 for the same period of 2000.

As of June 30, 2001, the Corporation’s main source of liquidity consisted of $224,985 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $28,353,364. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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