Form 10KSB
period 2002-12-31
BANK BUILDING CORP
filed 2006-05-10
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

The issuer’s revenues for the fiscal year ended December 31, 2002 were $4,127,000.

As of March 27, 2003, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Portions of the 2002 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

BANK BUILDING CORPORATION

2002 ANNUAL REPORT ON FORM 10-KSB

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

ITEM 1. DESCRIPTION OF BUSINESS.

Bank Building Corporation was incorporated under Virginia law in 1988. The Corporation is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112.

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the Participating Banks. As of March 27, 2003, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

The selection of sites and construction of the offices are performed by the Participating Banks that will lease the site to insure the needs of the bank are met. Should the Corporation decide to participate in the particular project, the site is titled in the name of the Corporation, and all loans in connection with the site are made to the Corporation. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation, nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks.

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

The Corporation does not have any paid employees or directors. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, Bank Services of Virginia, Inc. provides these services. Bank Services also currently provides various bookkeeping and related services for the Participating Banks.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2002, the Corporation owned the following offices, which are leased to the following Participating Banks under triple net operating leases:

Leasing Bank	Address

Blue Ridge Bank, N. A.	105 King Street, Blacksburg, VA 24060

Blue Ridge Bank, N. A.	325 Spring Street, Wytheville, VA 24382

Blue Ridge Bank, N. A.	370 Arbor Drive, Christiansburg, VA 24073

Central National Bank	3008 Waterlick Road, Lynchburg, VA 24502

Central National Bank	2018 Tate Springs Road, Lynchburg, VA 24501

Central National Bank	1728 Graves Mill Road, Lynchburg, VA 24502

Community National Bank	1002 Virginia Avenue, Clarksville, VA 23927

Community National Bank	749 East 2nd Street, Chase City, VA 23924

Community National Bank	222 Main Street, South Boston, VA 24592

Community National Bank	300 Dabney Drive Ext., Henderson, NC 27536

Community National Bank	205 South Bickett Street, Louisburg, NC 27549

Community National Bank	823 North Main Street, Roxboro, NC 27573

Community National Bank	302 E. Atlantic Street, South Hill, VA 23970

Community National Bank	4251 North Roxboro Road, Durham, NC 27704

First National Bank	550 Blue Ridge Avenue, Bedford, VA 24523

First National Bank	135 Scruggs Road, Moneta, VA 24121

First National Bank	9440 Franklin Street, Ferrum, VA 24088

First National Bank	301 Carbon City Road, Morganton, NC 28655

First National Bank	821 4th Street Drive, SW, Hickory, NC 28602

First National Bank	704 Oak Street, Forest City, NC 28043

First National Exchange Bank	3132 Electric Road, Roanoke, VA 24018

First National Exchange Bank	8334 Mneta Road, Bedford, VA 24523

First National Exchange Bank	2728 Lee Highway South, Troutville, VA 24175

First National Exchange Bank	4143 Franklin Road, SW, Roanoke, VA 24014

First National Exchange Bank	721 Blue Ridge Blvd., Roanoke, VA 24523

Mountain National Bank	507 Willow Street, Mt. Airy, NC 27030

Mountain National Bank	345 North Bridge Street, Jonesville, NC 28642

Mountain National Bank	1606 Curtis Bridge Road, Wilkesboro, NC 28697

Patrick Henry National Bank	630 Fagg Drive, Eden, NC 27288

Patrick Henry National Bank	900 Washington Street, Eden, NC 27288

Patrick Henry National Bank	100 Turner Drive, Reidsville, NC 27320

Patrick Henry National Bank	305 South Main Street, Reidsville, NC 27320

Patrick Henry National Bank	4004 West Wendover Avenue, Greensboro, NC 27407

Patrick Henry National Bank	5715 High Point Road, Greensboro, NC 27407

Patriot Bank, N.A.	40 White Oak Road, Fredericksburg, VA 22405

Patriot Bank, N.A.	55 Worth Avenue, Stafford, VA 22554

Patriot Bank, N.A.	8402 Sudley Road, Manassas, VA 20109

Peoples National Bank	903 South Main Street, Danville, VA 24541

Peoples National Bank	5406 U. S. Highway 29 North, Danville, VA 24527

Peoples National Bank	697 Country Club Drive, Fayetteville, NC 28301

Peoples National Bank	2803 Ward Boulevard, Wilson, NC 27893

Peoples National Bank	123 Rowan Street, Fayetteville, NC 28301

Peoples National Bank	1001 South Horner Road, Sanford, NC 27330

Peoples National Bank	2100 West Arlington Boulevard, Greenville, NC 27834

Shenandoah National Bank	75 North Mason Street, Harrisonburg, VA 22802

Shenandoah National Bank	2782 Stuarts Draft Highway, Stuarts Draft, VA 24477

The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

In addition to the bank offices, as of December 31, 2002, the Corporation also owned the following properties which it leases to third parties:

Description	Location

Golden Corral Restaurant	Raleigh, NC

West Lake Corner Shopping Center	Moneta, VA

Blackstone Shopping Center	Blackstone, VA

Executive Park Office Center	Roanoke, VA

As of December 31, 2002, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3. LEGAL PROCEEDINGS.

As of March 27, 2003, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4. SUBMIS SION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2002 Annual Meeting of Shareholders of the Corporation was held on December 30, 2002. A total of 220,030 shares, amounting to 55.25% of the Corporation’s outstanding common stock, were represented at the meeting either in person or by proxy.

At the Annual Meeting, the shareholders voted to fix the number of directors of the Corporation at 6, by the votes indicated below.

	For	Against	Abstain	Broker Non-Vote
Fix Number of Directors at 6	219,539	245	246	—

Additionally, the following persons were elected to serve as Directors of the Corporation, to serve until the 2003 Annual Meeting, having received the following votes:

Name	For	Withheld
Worth Harris Carter, Jr.	219,736	294
Robert W. Conner	219,736	294
William G. Davis	219,523	507
Charles E. Hall	219,736	294
Haller G. Prillaman	219,736	294
R.E. Williams	219,736	294

No other matters were voted on during the meeting.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28, 1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of March 27, 2003, the Corporation had approximately 2,800 shareholders of record and 398,244 shares outstanding.

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

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks. As of December 31, 2002, the Participating Banks consisted of: Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

The selection of sites and construction of the offices are performed by the particular Participating Bank that will lease the particular site to insure the needs of that bank are met. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation, nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks. The acquisition and development of property is financed through loans from various sources. From time to time, Participating Banks make loans in connection with the acquisition of a site for another Participating Bank. The Corporation does not, however, seek loans for the acquisition of a given site from the particular Participating Bank that intends to lease that site. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

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

FASB Statement No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets, “ requires that long-lived assets held and used by an entity be reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement also specifies criteria for reclassification and measurement for long-lived assets held for sale.

Properties

The Corporation did not acquire additional properties during 2002. As of December 31, 2002, the Corporation owned 46 offices that were leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a 10 acre tract of this property, on June 5, 1998. The Corporation also owns a Golden Coral Restaurant in Raleigh, NC.

The Corporation also owns Blackstone Properties LLC, a wholly owned subsidiary. Blackstone Properties owns two properties: a shopping center in southside Virginia and Executive Office Park, an office complex located in Roanoke, Virginia. The shopping center maintains various retail tenants. Executive Office Park is an office complex consisting of six separate buildings containing approximately 54,000 square feet of space divided into 28 suites.

Long-term mortgages payable by the Corporation as of December 31, 2002 and 2001 consisted of the following:

	2002	2001
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal and interest at 8.25% at December 31, 2002, with the final payment due in 2012.	$1,493,957	$1,598,798

Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $8,418, including principal and interest at 7.00% at December 31, 2002, with the final payment in 2011.	664,082	716,598

Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $20,394, including principal and interest at 8.50% at December 31, 2002, with the final payment due in 2018.	2,099,012	2,162,368

Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,302, including principal and interest at 6.0% at December 31, 2002, with the final payment due in 2004.	1,597,103	1,693,726

Balance Forward	$4,257,051	$4,477,764

Mortgage loan secured by real estate (office park) and related leases. Monthly payments are $17,444, including principal and interest at 7.00%, with the final payment due in 2006.	2,187,184	2,241,336

Mortgage loans secured by real estate (branch bank facilities) and related leases. Monthly payments at December 31, 2002 are $212,379, including aggregate principal and interest, with the final payments due from 2009 to 2017. Interest rates range from 5.50% to 8.75% at December 31, 2002, and are subject to adjustments at various times.	25,838,301	26,280,057

	33,879,639	34,692,883
Less current portion	(868,125)	(804,047)

	$33,011,514	$33,888,836

Operating Results

Net Income.    The Corporation generated net income in 2002 of $233,982, or $0.59 per share, compared to net income in 2001 of $151,724 or $0.38 per share, and a net loss in 2000 of $34,765. Lease income, which has historically been the Corporation’s principal source of revenue, was $3,946,580 in 2002, an increase of 15% from lease income in 2001 of $3,427,608. In comparison, lease income was $3,427,608 in 2001 and $2,102,807 in 2000, an increase of $1,324,801, or 63%. The increase in income for both years is primarily attributable to an increase in lease income, due to the purchase of 15 additional properties in 2001. Lease income accounted for 96% of total income in 2002, 94% in 2001 and 98% in 2000. The Corporation expects lease income, and therefore net income, to rise in 2003.

The Corporation realized gains on the sales of excess properties of $131,317 in 2002 and $154,852 in 2001, respectively, and none in 2000.

Operating Expenses.    Operating expenses for 2002 were $3,751,609 compared to $3,412,735 for 2001. This increase of $338,874, or 10%, is primarily due to increases in both interest expense and depreciation expense, which are the Corporation’s principal operating expenses. In comparison, operating expenses increased from year end 2000 to 2001 by $1,223,743, or 56%. All expenses with the exception of professional fees increased. Increases for both years in operating expenses are the result of purchasing additional property in 2001.

Interest expense rose to $2,714,012 in 2002 from $2,496,172 in 2001, an increase of $217,840 or 9%. In comparison, interest expense rose $870,034, or 54% between 2000 and 2001. The change in both years is principally due to total outstanding debt, which increased for fifteen additional bank offices in 2001.

Depreciation expense rose to $674,584 in 2002 from $551,346 in 2001, for an increase of $123,238 or 22%. From year end 2000 to 2001, depreciation expense rose $137,480, or 33%. The change from 2001 to 2002 is principally due to the acquisition of property in 2001.

Operating expenses, other than depreciation and interest expense, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions including legal and accounting fees. These expenses fell to $363,013 in 2002 from $365,217 in 2001 for a decrease of $2,204 or 0.6%. All of these other expenses increased in 2002 with the exception of taxes and insurance which decreased. From year end 2000 to year end 2001, operating expenses rose $216,299, or 1.45%. This was due to the acquisition of additional property in that year.

The effective income tax rate was 37.7% in 2002 compared to 37.6% in 2001. The increase was due to increased income. There was no income tax liability in 2000 due to the recognition of tax loss carryforwards from previous years.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income received from these banks was $2,601,275 in 2002, $2,222,122 in 2001, and $1,281,466 in 2000. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and mortgage borrowings. The Corporation’s cash flow from operations was $957,658 for 2002, $595,197 for 2001 and $322,321 for 2000.

The following table summarizes the Corporation’s cost of properties acquired during the years ended December 31, 2002 and 2001, and the lease income derived from those properties on an annual basis:

	2002	2001
Cost of Property	$—	$8,358,000
Annual Rental Income	$—	$741,179

As of December 31, 2002, the Corporation’s other sources of liquidity consist of $82,790 in cash and potential sales proceeds from real estate having an aggregate book value of approximately $34,381,002. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The following paragraphs outline several accounting pronouncements that will become effective in future years.

SFAS Statement No. 145

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishments,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements,” which amended SFAS No. 4 will affect income statement classification of gains and losses from extinguishments of debt. SFAS No. 4, requires that gains and losses from extinguishments of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraodinary, Unusual and Infrequently Occurring Events and Transactions,” unless the debt extinguishments meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002.

SFAS Statement No. 146

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

FIN Interpretation No. 46

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46( R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003.

FASB Statement No. 150

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Statement No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement provides for the initial and subsequent measurement of these financial instruments and disclosure requirements. Generally Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and for all other matters, for the first interim period beginning after June 15, 2003.

FASB Statement No. 149

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement No. 149 amends Statement No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement clarifies that mortgage loan commitments relating to the origination of mortgage loans held for sale should be accounted for as derivative instruments by the issuer of the loan commitment. This statement is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Corporation’s president (who is currently the Corporation’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. As required, during the preparation of this report, management, with the participation of the Corporation’s president, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on this evaluation, the Corporation’s president concluded that the Corporation’s disclosure controls and procedures were not operating effectively as of the end of the period covered by this report because several reports the Corporation was required to file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), had not been filed in a timely manner and others had not been filed. In connection with this evaluation, during the fourth quarter of 2005, the Corporation has implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s future periodic and other reports required by the Exchange Act will be filed on time and accurately.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2002 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 31, 2003.

Directors

Name (Age)	Director Since	Principal Occupation During Past Five Years

Worth Harris Carter, Jr. (65)	1988	Chairman of the Board and President

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

		Chairman of the Board and President of Central National Bank since 1996;

		Chairman of the Board and President of Mountain National Bank since 1996;

		Chairman of the Board and President of Shenandoah National Bank since 1996;

		Chairman of the Board and President of Patriot Bank since 1996;

		Chairman of the Board and President of Mortgage Company of Virginia since 1984;

		Chairman of the Board and President of Bank Services of Virginia, Inc. since 1984;

		Manager of Blackstone, LLC since 1998.

Conner, Robert W. (63)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He has been a Director of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Davis, William G. (61)	1995	William G. Davis is and has been an Attorney at law in the firm of Davis, Davis, Davis & Rice, Rocky Mount, Virginia for more than five years. He has been a Director of First National Bank, Rocky Mount, Virginia since 1974. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia. (Mr. Davis passed away in 2004.)

Hall, Charles E. (61)	1995	Charles E. Hall is and has been a Farmer for more than five years. He has served on the Board of Directors for Blue Ridge Bank, N.A., Floyd, Virginia since 1978. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G. (69)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, VA for more than five years. He has been a Director for Patrick Henry National Bank, Bassett, Virginia, since 1976 and has been a Director of Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Williams, R. E. (68)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has also served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

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

Audit Committee

The entire Board of Directors functions as the Corporation’s Audit Committee and in this capacity met one time in 2002. All of the Corporation’s directors, with the exception of Chairman of the Board and President Carter, are “independent” for the purposes of the NASDAQ listing standards. The Board has not adopted a written charter setting forth the responsibilities and authority of the Board in its capacity as the Audit Committee. Although, Mr. Carter is not independent under the NASDAQ listing standards, the Board has determined that Mr. Carter possesses the knowledge and experience required to be considered an audit committee financial expert. The Board of Directors believes that all of the Corporation’s directors possess the financial knowledge and expertise necessary to protect the Corporation’s shareholders in performing the functions of the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of December 31, 2002, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified in the Summary Compensation Table and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2002, the Corporation’s directors and executive officers as a group, beneficially owned 55,756 shares or 14% of the Corporation’s outstanding common stock.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	47,605	(4)	11.95%
Robert W. Conner	1,119	(5)	0.28%
William G. Davis	2,271		0.57%
Charles E. Hall	135		0.03%
Haller G. Prillaman	3,470		0.87%
R.E. Williams	1,156		0.29%
All Directors and Executive Officer as a Group (6 persons)	55,756		14.0%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.

(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.

(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,601 shares held by Mr. Carter as custodian and 2,529 shares held by Mr. Carter’s family members and 538 shares held by C & C Realty, Inc., of which Mr. Carter is president and a 50% owner.

(5)	Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by Mr. Conner’s family members.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information provided in Note 8 of the financial statements accompanying this report is incorporated herein by reference.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2002 Annual Report to Shareholders

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company for the audit of the Corporation’s annual financial statements for the years ended December 31, 2002 and December 31, 2001, and fees billed for other services rendered by Goodman & Company during those periods. All services reflected in the following fee table for 2002 and 2001 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2002	2001
Audit fees[1]	$13,372	$9,532
Audit-related fees	—	—
Tax fees[2]	1,653	1,178
All other fees	—	—

Total Fees	$15,025	$10,710

[1]	Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC.
[2]	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

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

BANK BUILDING CORPORATION

Date: May 1, 2006	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr.
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Worth Harris Carter, Jr. Worth Harris Carter, Jr.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (principal executive, principal financial and principal accounting officer)	May 1, 2006

/s/ Robert W. Conner Robert W. Conner	Director	May 1, 2006

/s/ Charles E. Hall Charles E. Hall	Director	May 1, 2006

/s/ Haller G. Prillaman Haller G. Prillaman	Director	May 1, 2006

/s/ R. E. Williams R.E. Williams	Director	May 1, 2006