Form 10KSB
period 2003-12-31
BANK BUILDING CORP
filed 2006-05-11
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The issuer’s revenues for the fiscal year ended December 31, 2003 were $ 4,005,965.

As of March 27, 2004, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Transitional Small Business Disclosure Format: Yes  ☐    No  ☒

Portions of the 2003 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

BANK BUILDING CORPORATION

2003 ANNUAL REPORT ON FORM 10-KSB

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

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the Participating Banks. As of March 27, 2004, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

The selection of sites and construction of the offices is performed by the Participating Banks that will lease the site to insure the needs of the bank are met. Should the Corporation decide to participate in the particular project, the site is titled in the name of the Corporation and all loans in connection with the site are made to the Corporation. There are, however, no commitments on the part of any Participating Bank to present prospective office properties to the Corporation, nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by any of the Participating Banks.

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

ITEM 2.	DESCRIPTION OF PROPERTY.

As of December 31, 2003, the Corporation owned the following offices, which are leased to the Participating Banks under triple net operating leases:

Leasing Bank	Address
Blue Ridge Bank, N. A.	105 King Street, Blacksburg, VA 24060

Blue Ridge Bank, N. A.	325 Spring Street, Wytheville, VA 24382

Blue Ridge Bank, N. A.	370 Arbor Drive, Christiansburg, VA 24073

Central National Bank	3008 Waterlick Road, Lynchburg, VA 24502

Central National Bank	2018 Tate Springs Road, Lynchburg, VA 24501

Central National Bank	1728 Graves Mill Road, Lynchburg, VA 24502

Community National Bank	1002 Virginia Avenue, Clarksville, VA 23927

Community National Bank	749 East 2nd Street, Chase City, VA 23924

Community National Bank	222 Main Street, South Boston, VA 24592

Community National Bank	300 Dabney Drive Ext., Henderson, NC 27536

Community National Bank	205 South Bickett Street, Louisburg, NC 27549

Community National Bank	823 North Main Street, Roxboro, NC 27573

Community National Bank	302 E. Atlantic Street, South Hill, VA 23970

Community National Bank	4251 North Roxboro Road, Durham, NC 27704

First National Bank	550 Blue Ridge Avenue, Bedford, VA 24523

First National Bank	135 Scruggs Road, Moneta, VA 24121

First National Bank	9440 Franklin Street, Ferrum, VA 24088

First National Bank	301 Carbon City Road, Morganton, NC 28655

First National Bank	821 4th Street Drive, SW, Hickory, NC 28602

First National Bank	704 Oak Street, Forest City, NC 28043

First National Exchange Bank	721 Blue Ridge Boulevard, Roanoke, VA 24012

First National Exchange Bank	3132 Electric Road, Roanoke, VA 24018

First National Exchange Bank	8334 Moneta Road, Bedford, VA 24523

First National Exchange Bank	2728 Lee Highway South, Troutville, VA 24175

First National Exchange Bank	4143 Franklin Road, SW, Roanoke, VA 24014

Mountain National Bank	507 Willow Street, Mt. Airy, NC 27030

Mountain National Bank	345 North Bridge Street, Jonesville, NC 28642

Mountain National Bank	1606 Curtis Bridge Road, Wilkesboro, NC 28697

Patrick Henry National Bank	630 Fagg Drive, Eden, NC 27288

Patrick Henry National Bank	900 Washington Street, Eden, NC 27288

Patrick Henry National Bank	100 Turner Drive, Reidsville, NC 27320

Patrick Henry National Bank	305 South Main Street, Reidsville, NC 27320

Patrick Henry National Bank	4004 West Wendover Avenue, Greensboro, NC 27407

Patrick Henry National Bank	5715 High Point Road, Greensboro, NC 27407

Patriot Bank, N.A.	70 Chatham Heights Road, Fredericksburg, VA 22405

Patriot Bank, N.A.	55 Worth Avenue, Stafford, VA 22554

Patriot Bank, N.A.	8402 Sudley Road, Manassas, VA 20109

Peoples National Bank	903 South Main Street, Danville, VA 24541

Peoples National Bank	5406 U. S. Highway 29 North, Danville, VA 24527

Peoples National Bank	697 Country Club Drive, Fayetteville, NC 28301

Peoples National Bank	2803 Ward Boulevard, Wilson, NC 27893

Peoples National Bank	123 Rowan Street, Fayetteville, NC 28301

Peoples National Bank	1001 South Horner Road, Sanford, NC 27330

Peoples National Bank	2100 West Arlington Boulevard, Greenville, NC 27834

Shenandoah National Bank	75 North Mason Street, Harrisonburg, VA 22802

Shenandoah National Bank	2782 Stuarts Draft Highway, Stuarts Draft, VA 24477

The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

In addition to the bank offices, as of December 31, 2003, the Corporation also owned the following properties which it leases to third parties:

Description	Location
Golden Corral Restaurant	Raleigh, NC
West Lake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center	Blackstone, VA
Executive Park Office Center	Roanoke, VA

As of December 31, 2003, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3.	LEGAL PROCEEDINGS.

As of March 27, 2004, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2003 Annual Meeting of Shareholders of the Corporation was held on November 5, 2003. A total of 231,878 shares, amounting to 58% of the Corporation’s outstanding common stock, were represented at the meeting either in person or by proxy.

At the Annual Meeting, the shareholders voted to fix the number of directors of the Corporation at 6, by the votes indicated below.

	For	Against	Abstain	Broker Non-Vote
Fix Number of Directors at 6	231,272	295	311	—

Additionally, the following persons were elected to serve as Directors of the Corporation, to serve until the 2004 Annual Meeting, having received the following votes:

Name	For	Withheld
Worth Harris Carter, Jr.	231,388	490
Robert W. Conner	231,388	490
William G. Davis	231,175	703
Charles E. Hall	231,388	490
Haller G. Prillaman	231,388	490
R.E. Williams	231,388	490

No other matters were voted on during the meeting.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28, 1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of March 31, 2004, the Corporation had approximately 2,800 shareholders of record and 398,244 shares outstanding.

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

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks. As of December 31, 2003, the Participating Banks consisted of: Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Acquisition and Classification of Real Estate Assets

Substantially all of the Corporation’s properties are acquired from the Participating Banks at carrying value. Each acquisition from the Participating Banks is evaluated under SFAS No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease,” to determine whether the transfer qualifies as an accounting sale from and leaseback to the Participating Bank. Once Management determines that sale leaseback accounting is appropriate, directly owned and leased assets are classified as real estate held and leased under the operating method, or as net investment in at the inception of a lease, for financial reporting purposes. This classification is based on several criteria, including financing leases, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. The classification criteria are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee.

Dispositions and Impairment of Real Estate

Gains and losses on dispositions of real estate are recognized upon sale of the underlying project in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” The Corporation evaluates each real estate sale transaction to determine if it qualifies for gain recognition under the full accrual method. If the transaction does not meet the criteria for the full accrual method of profit recognition based on the Corporation’s assessment, the Corporation accounts for a sale based on an appropriate deferral method determined by the nature and extent of the buyer’s investment and the Corporation’s continuing involvement.

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

Properties

The Corporation did not acquire additional properties during 2003. As of December 31, 2003, the Corporation owned 46 offices that were leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a 10 acre tract of this property, on June 5, 1998. The Corporation also owns a Golden Corral Restaurant in Raleigh, North Carolina.

The Corporation also owns Blackstone Properties L.L.C, a wholly owned subsidiary. Blackstone Properties owns two properties: a shopping center in Blackstone, Virginia and Executive Office Park, an office complex located in Roanoke, Virginia. The shopping center maintains various retail tenants. Executive Office Park is an office complex consisting of six separate buildings containing approximately 54,000 square feet of space divided into 28 suites.

Long-term mortgages payable by the Corporation as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal and interest at 8.25% at December 31, 2003, with the final payment due in 2012.	$1,380,132	$1,493,957
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $8,418, including principal and interest at 7.00% as of December 31, 2003, with the final payment in 2011.	607,770	664,082
Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $20,394, including principal and interest at 8.5% as of December 31, 2003, with the final payment due in 2018.	2,022,447	2,099,012
Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,302, including principal and interest at 6.0% as of December 31, 2003, with the final payment due in 2004.	1,494,520	1,597,103
Mortgage loan secured by real estate (office park) and related leases. Monthly payments are $17,444, including principal and interest at 7.00%, with the final payment due in 2006.	2,129,116	2,187,184
Mortgage loans secured by real estate (branch bank facilities) and related leases. Monthly payments at December 31, 2003 are $212,379, including principal and interest, with the final payments due from 2009 to 2017. Interest rates range from 5.50% to 8.75% at December 31, 2003, and are subject to adjustments at various times.	25,340,566	25,838,301

	32,974,551	33,879,639
Less current portion	(1,184,899)	(868,125)

	$32,789,652	$33,011,514

Operating Results

Net Income. The Corporation generated net income in 2003 of $204,336, or $0.51 per share, compared to net income in 2002 of $233,982, or $0.59 per share and $151,724, or $0.38 for 2001. The decrease of

$29,646 in 2003 is primarily attributable to no gains recognized on property and a decrease in other income. Lease income, which has historically been the Corporation’s principal source of revenue, was $3,919,163 in 2003, a decrease of 0.7% from lease income in 2002 of $3,946,580. In comparison, lease income from year end 2001 to year end 2002 increased $518,972, or 15%. Lease income accounted for 98% of total income in 2003, 96% in 2002, and 94% in 2001.

The Corporation was a 50% limited partner in Waterlick, L.L.C. This partnership was dissolved in 2003 and a gain of $86,000 was recognized by the Corporation.

Operating Expenses. Operating expenses for 2003 were $3,666,415 compared to $3,751,609 for 2002. This decrease of $85,194, or 2%, is due to a decrease in interest expense. Interest and depreciation are the Corporation’s principal operating expenses. Operating expenses increased from year end 2001 to year end 2002 by $338,874, or 10%, due to property acquisitions in 2001 and related increases in interest and depreciation expense.

Interest expense fell to $2,564,035 in 2003 from $2,714,012 in 2002, a decrease of $149,977 or 6%. The change is principally due to the sale of properties in 2002 and the related decrease in debt outstanding. In comparison, interest expense rose $217,840, or 22%, from year end 2001 to year end 2002. This increase was due to the purchase of additional property in 2001.

Depreciation expense increased from $551,346 in 2001 to $674,584 in 2002 and remained flat in 2003. The increase in 2002 was due to the acquisition of property in 2001.

Operating expenses, other than depreciation and interest, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions, including legal and accounting fees. These expenses rose to $427,797 in 2003 from $363,013 in 2002, for an increase of $64,784 or 18%. All of the other expenses increased with the exception of amortization expense. These other operating expenses decreased slightly from year end 2001 to year end 2002.

The effective income tax rate was 39.8% in 2003 compared to 37.7% in 2002 and 37.6% in 2001. The increases are due to increases in the state income tax.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income was $3,919,163 in 2003, $3,946,580 in 2002 and $3,427,608 in 2001. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and mortgage borrowings. The Corporation’s cash flow from operations was $770,630 for 2003, $957,658 for 2002 and $595,197 in 2001.

As of December 31, 2003, the Corporation’s other sources of liquidity consist of $79,069 in cash and potential sales proceeds from real estate having an aggregate book value of approximately $33,721,682 at December 31, 2003. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The following paragraphs outline several accounting pronouncements that will become effective in future years.

FASB INTERPRETATION 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights nor has equity investors providing sufficient financial resources for the entity to support its activities. FIN No. 46(R) requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Generally, the interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003, for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of this standard did not have a material effect on the financial statements.

FSP 144-1

FASB issued FASB Staff Position (FSP) 144-1, “Determination of Cost Basis for Foreclosed Assets under FASB Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and the Measurement of Cumulative Losses Previously Recognized under Paragraph 37 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under FSP 144-1, the lender is required to measure the foreclosure on a long-lived asset (e.g. real estate) at fair value less cost to sell on the foreclosure date, which establishes a new cost basis such that any valuation allowance is not retained. Thereafter, the lender would follow the impairment guidance in Statement No. 144, and could not reflect any recovery in value of the property beyond the cost basis established upon foreclosure of the loan. The adoption of this standard did not have a material effect on the financial statements.

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

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2003 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 31, 2004.

Directors Name (Age)	Director Since	Principal Occupation During Past Five Years
Worth Harris Carter, Jr. (66)	1988

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

Chairman of the Board and President of Bank Services Insurance, Inc., since
2003;

Chairman of the Board and President of Bank Services of Virginia, Inc. since
1984; and

Manager of Blackstone, L.L.C. since 1998.

Conner, Robert W. (64)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He has been a Director of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Davis, William G. (62)	1995	William G. Davis is and has been an Attorney at law in the firm of Davis, Davis, Davis & Rice, Rocky Mount, Virginia for more than five years. He has been a Director of First National Bank, Rocky Mount, Virginia since 1974. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia. (Mr. Davis passed away in 2004.)

Hall, Charles E. (62)	1995	Charles E. Hall is and has been a Farmer for more than five years. He has served on the Board of Directors for Blue Ridge Bank, N.A. Floyd, Virginia since 1978. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G. (70)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, Virginia for more than five years. He has been a Director for Patrick Henry National Bank, Bassett, Virginia, since 1976 and has been a Director of Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Williams, R. E. (69)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has also served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

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

Audit Committee

The entire Board of Directors functions as the Corporation’s Audit Committee and in this capacity met one time in 2003. All of the Corporation’s directors, with the exception of Chairman of the Board and President Carter, are “independent” for the purposes of the NASDAQ listing standards. The Board has not adopted a written charter setting forth the responsibilities and authority of the Board in its capacity as the Audit Committee. Although Mr. Carter is not independent under the NASDAQ listing standards, the Board has determined that Mr. Carter possesses the knowledge and experience required to be considered an audit committee financial expert. The Board of Directors believes that all of the Corporation’s directors possess the financial knowledge and expertise necessary to protect the Corporation’s shareholders in performing the functions of the Audit Committee.

ITEM 10.	EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2003.

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

The following table shows as of December 31, 2003, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified in the Summary Compensation Table and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2003, the Corporation’s directors and executive officers as a group, beneficially owned 55,756 shares or 14% of the Corporation’s outstanding common stock.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)	Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	47,605(4)	11.95%
Robert W. Conner	1,119(5)	0.28%
William G. Davis	2,271(6)	0.41%
Charles E. Hall	135	0.03%
Haller G. Prillaman	3,470	0.87%
R.E. Williams	1,156	0.29%
All Directors and Executive Officer as a Group (6 persons)	55,756	14%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.

(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.

(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,220 shares held by Mr. Carter as custodian, 2,519 shares held by Mr. Carter’s family members, and 538 shares held by C & C Realty, Inc., of which Mr. Carter is President and a 50% owner.

(5)	Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by Mr. Conner’s family members.

(6)	Includes 232 shares held by family members over which Mr. Davis is deemed to have investment powers.

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

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information provided in Note 8 of the financial statements accompanying this report is incorporated herein by reference.

ITEM 13.	EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2003 Annual Report to Shareholders

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company, L.L.P. for the audit of the Corporation’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Goodman & Company during those periods. All services reflected in the following fee table for 2003 and 2002 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2003	2002
Audit fees[1]	$12,905	$13,372
Audit-related fees	—	—
Tax fees[2]	1,595	1,653
All other fees	—	—

Total Fees	$14,500	$15,025

1	Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC.

2	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

In its capacity as the Audit Committee, the Board of Directors considered the compatibility of the non-audit-related services performed by and fees paid to Goodman & Company in 2003 and the proposed non-audit-related services and proposed fees for 2004 and determined that such services and fees are compatible with the independence of Goodman & Company as the Corporation’s independent auditors.

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

Signature	Capacity	Date

/s/ Worth Harris Carter, Jr. Worth Harris Carter, Jr.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer (principal executive, principal financial and principal accounting officer)	May 1, 2006

/s/ Robert W. Conner Robert W. Conner	Director	May 1, 2006

/s/ Charles E Hall Charles E. Hall	Director	May 1, 2006

/s/ Haller G. Prillaman Haller G. Prillaman	Director	May 1, 2006

/s/ R. E. Williams R.E. Williams	Director	May 1, 2006