Form 10QSB
period 2004-03-31
BANK BUILDING CORP
filed 2006-05-12
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There are 398,244 shares of stock outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$71,231	$79,069
Accounts Receivable	30,550	—
Property – net	33,493,342	33,721,682
Other assets	299,423	226,894

Total assets	$33,894,546	$34,027,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	2,620	2,070
Accrued interest	207,469	208,216
Income taxes payable	—	135,214
Current portion of long-term debt	999,586	2,483,787
Notes payable	—	60,000
Other Liabilities	245,256	—

Total current liabilities	1,454,931	2,889,287

Long-term liabilities
Long-term debt - net of current portion	31,732,469	30,490,764
Deferred income taxes	—	80,042

Total long-term liabilities	31,732,469	30,570,806

Total liabilities	33,187,400	33,460,093

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	—	—
Retained earnings	707,146	567,552

Total stockholders’ equity	707,146	567,552

Total liabilities and stockholders’ equity	$33,894,546	$34,027,645

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Income
Lease income	$1,001,965	$957,978
Gain on sale of property	—	—
Gain on sale of investment in Waterlick	—	—
Other income	97	61,805

Total income	1,002,062	1,019,783

Operating Expenses
Interest	620,463	643,222
Depreciation	168,646	170,000
Amortization	—	4,300
Other	73,359	68,435

Total operating expenses	862,468	885,957

Income before income taxes	139,594	133,826
Income taxes	—	(49,516)

Net income	$139,594	$84,310

Retained earnings, beginning of period	567,552	363,216
Retained earnings, end of period	707,146	447,526

Basic and diluted earnings per share	$0.35	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net Income	$139,594	$84,310
Adjustments to reconcile to net cash from operating activities
Depreciation	168,646	170,000
Amortization	—	4,300
Deferred income taxes	(80,042)	—
Change in:
Other assets	(72,529)	(91,613)
Accounts payable	550	(454)
Other liabilities	245,256	134,971
Income taxes payable	(135,214)	—
Accounts Receivable	(30,550)	(993)
Accrued interest	(747)	(11,515)

Net cash from operating activities	234,964	289,006

Cash flows from investing activities
Purchase of property	59,694	(1,897)

Net cash from investing activities	59,694	(1,897)

Cash flows from financing activities
Repayment of long-term debt	(242,496)	(218,562)
Repayment of notes payable	(60,000)	—

Net cash from financing activities	(302,496)	(218,562)

Net change in cash	(7,838)	68,547

Cash - beginning of period	79,069	82,790

Cash - end of period	$71,231	$151,337

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

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

The accompanying financial statements include the Corporation’s wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Corporation and Blackstone Properties have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and an office park in Roanoke, Virginia, and leases space to a number of retail tenants.

The results of operations for the interim period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which BBC maintains business relationships (Participating Banks). As of March 31, 2004, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of March 31, 2004, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for the Disposition and Impairment of Real Estate Assets.

Properties

As of March 31, 2004, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first three months of 2004, the Corporation generated net income of $139,594 compared to $84,310 for the same period of the previous year, for an increase of 66%. The increase is primarily attributable to lower income taxes in 2004. Lease income was 100% of total income for the first three months of 2004 and 94% for the same period of the previous year, and has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first three months of 2004 were $862,468 as compared to $885,957 for the same period of 2003. This decrease of $23,489, or 3%, is due to slight decreases in both interest expense and depreciation, which are the Corporation’s principal operating expenses.

Interest expense fell to $620,463 for the first three months of 2004 from $643,222 in the same period of 2003, for a decrease of $22,759 or 4%. The change was primarily due to the sale of property in March 2004.

Depreciation expense fell to $168,646 in the first three months of 2004 from $170,000 in the same period of 2003, for a decrease of $1,354 or 0.8%. The change is principally due to decreased depreciation due to the sale of property in March 2004.

Operating expenses, other than depreciation and interest, rose to $73,359 in the first three months of 2004 from $72,735 in the same period of 2003, for an increase of $624 or 0.8%. Other expense consists largely of maintenance and repairs.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $234,964 for the first three months of 2004 compared to $289,006 for the same period of 2003.

As of March 31, 2004, the Corporation’s main source of liquidity consisted of $71,231 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $33,493,342. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant recent accounting pronouncements that would affect the Corporation in this period.

Item 3 - Controls and Procedures.

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Corporation’s president (who is currently the Corporation’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. As required, during the preparation of this report, management, with the participation of the Corporation’s president, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on this evaluation, the Corporation’s president concluded that the Corporation’s disclosure controls and procedures were not operating effectively as of the end of the period covered by this report because several reports the Corporation was required to file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) had not been filed in a timely manner and others had not been filed. In connection with this evaluation, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s future periodic and other reports required by the Exchange Act will be filed on time and accurately.

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