Form 10QSB
period 2004-06-30
BANK BUILDING CORP
filed 2006-05-15
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There are 398,244 shares of stock outstanding as of August 14, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$115,657	$79,069
Accounts receivable	550	—
Property – net	33,325,664	33,721,682
Other assets	316,424	226,894

Total assets	$33,758,295	$34,027,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,620	$2,070
Accrued interest	207,469	208,216
Income taxes payable	—	135,214
Current portion of long-term debt	1,191,107	2,483,787
Notes payable	—	60,000
Other liabilities	243,386	—

Total current liabilities	1,644,582	2,889,287

Long-term liabilities
Long-term debt - net of current portion	31,295,463	30,490,764
Deferred income taxes	—	80,042

Total long-term liabilities	31,295,463	30,570,806

Total liabilities	32,940,045	33,460,093

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	—	—
Retained earnings	818,250	567,552

Total stockholders’ equity	818,250	567,552

Total liabilities and stockholders’ equity	$33,758,295	$34,027,645

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Income
Lease income	$1,977,279	$1,912,715	$975,313	$954,737
Other income	97	83,867	—	22,062

Total income	1,977,376	1,996,582	975,313	976,799

Operating Expenses
Interest	1,236,109	1,282,067	615,645	638,845
Depreciation	337,292	340,000	168,646	170,000
Amortization	—	8,600	—	4,300
Other	153,277	180,126	79,918	111,691

Total operating expenses	1,726,678	1,810,793	864,209	924,836

Income before income taxes	250,698	185,789	111,104	51,963

Income taxes	—	(68,742)	—	(19,226)

Net income	$250,698	$117,047	$111,104	$32,737

Retained earnings, beginning of period	567,552	363,216	—	—

Retained earnings, end of period	818,250	480,263	111,104	32,737

Basic and diluted earnings per share	$0.63	$0.29	$0.28	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net Income	$250,698	$117,047
Adjustments to reconcile to net cash from operating activities:
Depreciation	337,292	340,000
Amortization	—	8,600
Deferred income taxes	(80,042)	—
Change in:
Other assets	(89,530)	(53,411)
Accounts payable	550	(454)
Other liabilities	243,386	109,195
Income taxes payable	(135,214)	—
Accounts receivable	(550)	0
Accrued interest	(747)	(16,229)

Net cash from operating activities	525,843	504,748

Cash flows from investing activities
Sale (purchase) of property	58,725	(17,835)

Net cash from investing activities	58,725	(17,835)

Cash flows from financing activities
Repayment of long-term debt	(487,980)	(445,946)
Proceeds from notes payable	(60,000)	—

Net cash from financing activities	(547,980)	(445,946)

Net change in cash	36,588	40,967

Cash - beginning of period	79,069	82,790

Cash - end of period	$115,657	$123,757

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

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

The accompanying financial statements include the Corporation’s wholly-owned subsidiary, Blackstone Properties, LLC. All intercompany transactions between the Corporation and Blackstone Properties have been eliminated in these statements. Blackstone Properties owns a shopping center in southside Virginia and an office park in Roanoke, Virginia and leases space to a number of retail tenants.

The results of operations for the interim period ended June 30, 2004 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of June 30, 2004, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank,

Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of June 30, 2004, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for the Disposition and Impairment of Real Estate Assets.

Properties

As of June 30, 2004, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first six months of 2004, the Corporation generated net income of $250,698 compared to $117,047 for the same period of the previous year, for an increase of 114%. The increase is primarily attributable to an increase in lease income and lower interest expense. Lease income was 100% of total income for the first six months of 2004 and 96% for the same period of the previous year, and has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first six months of 2004 were $1,726,678 as compared to $1,810,793 for the same period of 2003. This decrease of $84,115, or 5%, is due to decreases in all expense categories. Interest and depreciation expense are the Corporation’s principal operating expenses.

Interest expense fell to $1,236,109 for the first six months of 2004 from $1,282,067 in the same period of 2003, for a decrease of $45,958 or 4%. The change was primarily due to the sale of property in March 2004.

Depreciation expense fell to $337,292 in the first six months of 2004 from $340,000 in the same period of 2003, for a decrease of $2,708 or 0.8%. The change is principally due to decreased depreciation due to the sale of property in March 2004.

Operating expenses, other than depreciation and interest, fell to $153,277 in the first six months of 2004 from $188,726 in the same period of 2003, for a decrease of $35,449 or 19%.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $525,843 for the first six months of 2004 compared to $504,748 for the same period of 2003.

As of June 30, 2004, the Corporation’s main source of liquidity consists of $115,657 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $33,325,664. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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