Form 10QSB
period 2004-09-30
BANK BUILDING CORP
filed 2006-05-16
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There are 398,244 shares of stock outstanding as of November 14, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐     No ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$109,838	$79,069
Accounts receivable	550	—
Property – net	33,068,669	33,721,682
Other assets	558,196	226,894

Total assets	$33,737,253	$34,027,645

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$87,620	$2,070
Accrued interest	207,469	208,216
Income taxes payable	—	135,214
Current portion of long-term debt	3,363,497	2,483,787
Notes payable	25,000	60,000
Other liabilities	243,386	—

Total current liabilities	3,926,972	2,889,287

Long-term liabilities
Long-term debt - net of current portion	28,871,085	30,490,764
Deferred income taxes	—	80,042

Total long-term liabilities	28,871,085	30,570,806

Total liabilities	32,798,057	33,460,093

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	—	—
Retained earnings	939,196	567,552

Total stockholders’ equity	939,196	567,552

Total liabilities and stockholders’ equity	$33,737,253	$34,027,645

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Income
Lease income	$2,925,299	$2,861,794	$948,020	$949,079
Other income	97	89,518	—	5,651

Total income	2,925,396	2,951,312	948,020	954,730

Operating Expenses
Interest	1,841,594	1,917,065	605,486	634,998
Depreciation	505,938	510,000	168,646	170,000
Amortization	—	12,900	—	4,300
Other	206,221	250,691	52,943	70,565

Total operating expenses	2,553,753	2,690,656	827,075	879,863

Income before income taxes	371,643	260,656	120,945	74,867
Income taxes	—	(96,443)	—	(27,701)

Net income	$371,643	$164,213	$120,945	$47,166

Retained earnings, beginning of period	567,552	363,216	—	—
Retained earnings, end of period	939,195	527,429	120,945	47,166
Basic and diluted earnings per share	$0.93	$0.41	$0.30	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net Income	$371,643	$164,213
Adjustments to reconcile to net cash from operating activities:
Depreciation	505,938	510,000
Amortization	—	12,900
Deferred income taxes	(80,042)	—
Change in:
Other assets	(331,301)	(75,251)
Accounts payable	85,550	124,546
Other liabilities	243,386	3,207
Income taxes payable	(135,214)	—
Accounts receivable	(550)	—
Accrued interest	(747)	(17,725)

Net cash from operating activities	658,663	721,890

Cash flows from investing activities
Sale (purchase) of property	147,074	(18,539)

Net cash from investing activities	147,074	(18,539)

Cash flows from financing activities
Repayment of long-term debt	(739,969)	(675,688)
Proceeds from notes payable	(35,000)	—

Net cash from financing activities	(774,969)	(675,688)

Net change in cash	30,768	27,663

Cash - beginning of period	79,069	82,790

Cash - end of period	$109,837	$110,453

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

The results of operations for the interim period ended September 30, 2004 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2004. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Corporation’s 2003 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of September 30, 2004, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of September 30, 2004, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for the Disposition and Impairment of Real Estate Assets.

Properties

As of September 30, 2004, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount, Virginia opened an office on a portion of this property on June 5, 1998.

The Corporation also owns Blackstone Properties, LLC, a wholly owned subsidiary. Blackstone Properties owns two properties: a shopping center in southside Virginia and Executive Office Park, an office complex located in Roanoke, Virginia. The shopping center maintains various retail tenants. Executive Office Park is an office complex consisting of six separate buildings containing approximately 54,000 square feet of space divided into 28 suites. The Corporation also owns a Golden Corral Restaurant in Raleigh, North Carolina, which is leased to a third party.

Operating Results

Net Income. For the first nine months of 2004, the Corporation generated net income of $371,643 compared to $164,213 for the same period of the previous year, for an increase of 126%. The increase is primarily attributable to an increase in lease income. Lease income was 100% of total income for the first nine months of 2004 and 97% for the same period of the previous year, and has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first nine months of 2004 were $2,553,753 as compared to $2,690,656 for the same period of 2003. This decrease of $136,903, or 5%, is due to decreases in all expense categories. Interest and depreciation expense are the Corporation’s principal operating expenses.

Interest expense fell to $1,841,594 for the first nine months of 2004 from $1,917,065 in the same period of 2003, for a decrease of $75,471 or 4%. The change was primarily due to the sale of property in March and September of 2004.

Depreciation expense fell to $505,938 in the first nine months of 2004 from $510,000 in the same period of 2003, for a decrease of $4,062 or 0.8%. The change is principally due to decreased depreciation due to the sale of property in March and September of 2004.

Operating expenses, other than depreciation and interest, fell to $206,221 in the first nine months of 2004 from $263,591 in the same period of 2003, for a decrease of $57,370 or 22%.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $658,663 for the first nine months of 2004 compared to $721,890 for the same period of 2003.

As of September 30, 2004, the Corporation’s main source of liquidity consists of $109,838 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $33,068,669. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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