Form 10KSB
period 2004-12-31
BANK BUILDING CORP
filed 2006-05-17
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The issuer’s revenues for the fiscal year ended December 31, 2004 were $3,965,839.

As of March 27, 2005, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Portions of the 2004 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

BANK BUILDING CORPORATION

2004 ANNUAL REPORT ON FORM 10-KSB

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

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the Participating Banks. As of March 27, 2005, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

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

Following construction of a bank branch, the property is leased to the Participating Bank under a triple net operating lease. The leasing bank is responsible for all property taxes, insurance and maintenance costs on that office. It is anticipated that the lease payments and other costs approximate the cost which would have been experienced by the bank had the office been developed by the bank or leased from a third party. The lease payments cover all acquisition and loan costs and other costs associated with the site (just as though the bank had acquired the site itself) plus a small additional fee to cover the accounting and processing costs.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2004, the Corporation owned the following offices, which are leased to the Participating Banks under triple net operating leases:

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

In addition to the bank offices, as of December 31, 2004, the Corporation also owned the following properties which it leases to third parties:

Description	Location
Golden Corral Restaurant	Raleigh, NC
West Lake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center	Blackstone, VA
Executive Park Office Center	Roanoke, VA

As of December 31, 2004, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3. LEGAL PROCEEDINGS.

As of March 27, 2005, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28, 1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of December 31, 2004, the Corporation had approximately 2,800 shareholders of record and 398,244 shares outstanding.

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

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks. As of December 31, 2004, the Participating Banks consisted of: Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are defined as those that require management to make estimates, judgments and assumptions, giving due consideration to materiality, in certain circumstances that affect amounts reported in the financial statements, and potentially result in materially different results under different conditions and assumptions. The Corporation considers the following accounting policies to be critical policies which involve various estimation processes: accounting for the acquisition and classification of real estate assets, and accounting for the disposition and impairment of real estate assets.

Acquisition and Classification of Real Estate Assets

Substantially all of the Corporation’s properties are acquired from the Participating Banks at carrying value. Each acquisition from the Participating Banks is evaluated under SFAS No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease,” to determine whether the transfer qualifies as an accounting sale from and leaseback to the Participating Bank. Once management determines that sale leaseback accounting is appropriate, directly owned and leased assets are classified as real estate held and leased under the operating method, or as net investment in financing leases at the inception of a lease, for financial reporting purposes. This classification is based on several criteria, including financing leases, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. The classification criteria are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee.

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

FASB Statement No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets”, requires that long-lived assets held and used by an entity be reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement also specifies criteria for reclassification and measurement for long-lived assets held for sale.

Properties

The Corporation did not acquire additional properties during 2004. As of December 31, 2004, the Corporation owned 46 offices that were leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Long-term mortgages payable by the Corporation as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal and interest at 8.25% at December 31, 2004, with the final payment due in 2012.	$1,256,554	$1,380,132
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $8,418, including principal and interest at 7.00% as of December 31, 2004, with the final payment in 2011.	547,386	607,770
Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $20,394, including principal and interest at 4.75% as of December 31, 2004, with the final payment due in 2018.	1,927,495	2,022,447
Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,302, including principal and interest at 6.0% as of December 31, 2004, with the final payment due in 2013.	1,385,611	1,494,520
Mortgage loan secured by real estate (office park) and related leases. Monthly payments are $17,444 at December 31, 2004, including principal and interest at 7.00%, with the final payment due in 2006.	2,066,851	2,129,116
Mortgage loans secured by real estate (branch bank facilities) and related leases. Monthly payments at December 31, 2004 are $212,379, including principal and interest, with the final payments due from 2017 to 2024. Interest rates range from 5.50% to 8.75% at December 31, 2004, and are subject to adjustments at various times.	24,796,674	25,340,566

	31,980,571	32,974,551
Less current portion	(1,369,091)	(1,184,899)

	$30,611,480	$32,789,652

Operating Results

Net Income. The Corporation generated net income in 2004 of $272,564, or $0.68 per share, compared to net income in 2003 of $204,336, or $.51 per share, and net income in 2002 of $233,982, or $.59 per share. The increase of $68,228 from 2003 to 2004 is primarily attributable to the gain on sale of property, while the decrease from 2002 to 2003 is the result of less lease income and an increase in several of the expenses. Lease income, which has historically been the Corporation’s principal source of revenue, was $3,906,992 in 2004, a decrease of 1% from lease income in 2003 of $3,919,163. In comparison, the lease income in 2003 decreased 0.7% to $3,919,163 from $3,946,580 in 2002. Lease income accounted for 99% of total income in 2004, 98% in 2003 and 95% in 2002.

The Corporation was a 50% limited partner in Waterlick, L.L.C. This partnership was dissolved in 2003 and a gain of $86,000 was recognized by the Corporation.

Operating Expenses. Operating expenses for 2004 were $3,500,123 compared to $3,666,415 for 2003. This decrease of $166,292, or 5%, is due to a decrease in depreciation and interest expense, which are the Corporation’s principal operating expenses. In comparison, operating expenses for 2002 of $3,751,609 decreased to $3,666,415 in 2003, a decrease of $85,194 or 2%. This drop was due to the sale of property in 2002 which reduced the interest expense, primarily.

Interest expense fell to $2,423,659 in 2004 from $2,564,035 in 2003, a decrease of $140,376 or 5%. Interest expense for 2002, when compared to 2003, decreased $150,000, or 6%. The change is principally due to the sale of property during those years and the related decrease in debt outstanding.

Depreciation decreased from $674,583 in 2003 to $663,930 in 2004 and remained flat from 2002 to 2003 at $674,583.

Operating expenses, other than depreciation and interest, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions, including legal and accounting fees. These expenses fell to $412,534 in 2004 from $427,797 in 2003, for a decrease of $15,263 or 4%. All of the other expenses decreased with the exception of professional fees, which increased. In comparison, these other operating expenses rose from $363,013 in 2002 to $427,797 in 2003, for an increase of $64,784. All the expenses with the exception of amortization rose that year.

The effective income tax rate was 41.5% in 2004, 39.8% in 2003, and 37.7% in 2002. The changes were due to changes in components of income primary tax on regular income, capital gains on sales of property and investments and the effect of these items on deferred tax.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income was $3,906,992 in 2004, $3,919,163 in 2003 and $3,946,580 in 2002. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and mortgage borrowings. The Corporation’s cash flow from operations was $764,469 for 2004 compared to $770,630 for 2003, and $957,658 for 2002.

As of December 31, 2004, the Corporation’s other source of liquidity consists of potential sales proceeds from real estate having an aggregate book value of approximately $32,909,935 at December 31, 2004. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

Management views the $3,778 overdraft position as of December 31, 2004 as immaterial to the sufficiency of the Corporation’s liquidity, as the overdraft was temporary and due to timing differences between cash inflows and cash outflows. As of March 31, 2005, the Corporation’s cash on hand was $319,211.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The following paragraphs outline several accounting pronouncements that will become effective in future years.

FASB STATEMENT 123

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), which is a revision of Statement 123 “Accounting for Stock-Based Compensation.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective for the Corporation as of the beginning of the first annual reporting period that begins after December 15, 2005. Management believes that the adoption of this statement will have no material impact on the Corporation’s financial condition or results of operations for the foreseeable future.

FASB STATEMENT 153

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance-that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management believes that the adoption of this statement will have no material impact on the Corporation’s financial condition or results of operations for the foreseeable future.

FASB STATEMENT 154

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, and that a corresponding adjustment be made to the opening balance of retained earnings. This Statement improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, enhances the consistency of financial information between periods. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the adoption of this statement will have no material impact on the Corporation’s financial condition or results of operations for the foreseeable future.

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

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2004 that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 27, 2005.

Directors

Name (Age)	Director Since	Principal Occupation During Past Five Years
Worth Harris Carter, Jr. (67)	1988	Chairman of the Board and President
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
		Chairman of the Board of Blue Ridge Bank since 1982, President since 2004;
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
		Chairman of the Board and President of Mountain National Bank since 1996;
		Chairman of the Board and President of Shenandoah National Bank since 1996;
		Chairman of the Board and President of Patriot Bank since 1996;
		Chairman of the Board and President of Mortgage Company of Virginia since 1984;
		Chairman of the Board and President of Bank Services Insurance, Inc. since 2003;
		Chairman of the Board and President of Coresoft, Inc. since 2004;
		Chairman of the Board and President of Bank Services of Virginia, Inc. since 1984; and
		Manager of Blackstone Properties, L.L.C. since 1998.

Conner, Robert W. (65)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He has been a Director of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Davis, William G. (63)	1995	William G. Davis is and has been an Attorney at law in the firm of Davis, Davis, Davis & Rice, Rocky Mount, Virginia for more than five years. He has been a Director of First National Bank, Rocky Mount, Virginia since 1974. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia. (Mr. Davis passed away in 2004.)

Hall, Charles E. (63)	1995	Charles E. Hall is and has been a Farmer for more than five years. He has served on the Board of Directors for Blue Ridge Bank, N.A. Floyd, Virginia since 1978. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G. (71)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, Virginia for more than five years. He has been a Director for Patrick Henry National Bank, Bassett, Virginia, since 1976 and has been a Director of Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Williams, R. E. (70)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has also served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

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

Audit Committee

The entire Board of Directors functions as the Corporation’s Audit Committee. All of the Corporation’s directors, with the exception of Chairman of the Board and President Carter, are “independent” for the purposes of the NASDAQ listing standards. The Board has not adopted a written charter setting forth the responsibilities and authority of the Board in its capacity as the Audit Committee. Although Mr. Carter is not independent under the NASDAQ listing standards, the Board has determined that Mr. Carter possesses the knowledge and experience required to be considered an audit committee financial expert. The Board of Directors believes that all of the Corporation’s directors possess the financial knowledge and expertise necessary to protect the Corporation’s shareholders in performing the functions of the Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows as of December 31, 2004, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified in the Summary Compensation Table and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2004, the Corporation’s directors and executive officers as a group, beneficially owned 55,756 shares or 14% of the Corporation’s outstanding common stock.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	47,605	(4)	11.95%
Robert W. Conner	1,119	(5)	0.28%
William G. Davis	2,271	(6)	0.41%
Charles E. Hall	135		0.03%
Haller G. Prillaman	3,470		0.87%
R.E. Williams	1,156		0.29%
All Directors and Executive Officer as a Group (6 persons)	55,756		14%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.
(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.
(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,220 shares held by Mr. Carter as custodian, 2,519 shares held by Mr. Carter’s family members, and 538 shares held by C & C Realty, Inc., of which Mr. Carter is President and a 50% owner.
(5)	Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by Mr. Conner’s family members.
(6)	Includes 232 shares held by family members over which Mr. Davis is deemed to have investment powers.

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

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2004 Annual Report to Shareholders

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company, L.L.P. for the audit of the Corporation’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Goodman & Company during those periods. All services reflected in the following fee table for 2004 and 2003 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2004	2003
Audit fees[1]	$12,400	$12,905
Audit-related fees	—	—
Tax fees[2]	1,600	1,595
All other fees	—	—

Total Fees	$14,000	$14,500

[1]	Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC.
[2]	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

In its capacity as the Audit Committee, the Board of Directors considered the compatibility of the non-audit-related services performed by and fees paid to Goodman & Company in 2004 and 2003, and proposed non-audit-related services and proposed fees for 2005, and determined that such services and fees are compatible with the independence of Goodman & Company as the Corporation’s independent auditors.

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

Supplemental Information to be Furnished with Reports Filed

Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The Corporation has not distributed a 2004 annual report or proxy statement to its shareholders. If the Corporation distributes a 2004 annual report or proxy statement subsequent to the filing of this Form 10-KSB, the Corporation will furnish copies of such material to the Commission when it is sent to shareholders.