Form 10QSB
period 2005-03-31
BANK BUILDING CORP
filed 2006-05-18
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There are 398,244 shares of stock outstanding as of May 14, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash	$319,211	$—
Accounts receivable	60,000	158,035
Property – net	32,628,742	32,909,935
Other assets	766,958	211,718

Total assets	$33,774,911	$33,279,688

Liabilities and Stockholders’ Equity
Current liabilities
Bank overdraft	—	3,778
Accounts payable	94,107	1,820
Accrued interest	180,209	180,209
Income taxes payable	—	194,204
Current portion of long-term debt	2,580,584	1,369,091
Other liabilities	807,837	—

Total current liabilities	3,662,737	1,749,102

Long-term liabilities
Long-term debt - net of current portion	29,130,642	30,611,480
Deferred income taxes	—	78,990

Total long-term liabilities	29,130,642	30,690,470

Total liabilities	32,793,379	32,439,572

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	—	—
Retained earnings	981,532	840,116

Total stockholders’ equity	981,532	840,116

Total liabilities and stockholders’ equity	$33,774,911	$33,279,688

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income
Lease income	$998,544	$1,001,965
Other income	—	97

Total income	998,544	1,002,062

Operating Expenses
Interest	564,307	620,463
Depreciation	165,983	168,646
Repairs	117,722	41,671
Professional fees	219	(273)
Other	32,993	31,961

Total operating expenses	881,224	862,468

Income before income taxes	117,320	139,594

Income taxes	—	—

Net income	$117,320	$139,594

Retained earnings, beginning of period	864,212	567,552

Retained earnings, end of period	981,532	707,146

Basic and diluted earnings per share	$0.29	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net Income	$117,320	$139,594
Adjustments to reconcile to net cash from operating activities:
Depreciation	165,983	168,646
Deferred income taxes	(78,990)	(80,042)
Change in:
Other assets	(555,241)	(72,529)
Accounts payable	92,287	550
Other liabilities	804,059	245,256
Income taxes payable	(211,737)	(135,214)
Accounts receivable	98,035	(30,550)
Accrued interest	—	(747)

Net cash from operating activities	431,716	234,964

Cash flows from investing activities
Proceeds from sale of property	156,840	59,694

Net cash from investing activities	156,840	59,694

Cash flows from financing activities
Repayment of long-term debt	(269,345)	(242,496)
Repayment of notes payable	—	(60,000)

Net cash from financing activities	(269,345)	(302,496)

Net change in cash	319,211	(7,838)

Cash - beginning of period	—	79,069

Cash - end of period	$319,211	$71,231

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

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

The results of operations for the interim period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2005. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Corporation’s 2004 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of March 31, 2005, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of March 31, 2005, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for the Disposition and Impairment of Real Estate Assets.

Properties

As of March 31, 2005, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first three months of 2005, the Corporation generated net income of $117,320 compared to $139,594 for the same period of the previous year, for a decrease of 16%. The decrease is primarily attributable to a $76,051 increase in repairs expense in 2005. Lease income was 100% of total income for the first three months of 2004 and 2005. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first three months of 2005 were $881,224 as compared to $862,468 for the same period of 2004. This increase of $18,756, or 2%, is due to a large increase in repairs expense. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense fell to $564,307 for the first three months of 2005 from $620,463 in the same period of 2004, for a decrease of $56,156 or 9%. The change was primarily due to the sale of property in 2004.

Depreciation expense fell to $165,983 in the first three months of 2005 from $168,646 in the same period of 2004, for a decrease of $2,663 or 1.6%. The change is principally due to decreased depreciation due to the sale of property in 2004.

Other operating expenses rose to $33,212 in the first three months of 2005 from $31,688 in the same period of 2004, for an increase of $1,524 or 5%. Other expense consists largely of operational utilities for the shopping center owned by Blackstone Properties.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $431,716 for the first three months of 2005 compared to $234,964 for the same period of 2004.

As of March 31, 2005, the Corporation’s main source of liquidity consisted of $319,211 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $32,628,742. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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