Form 10QSB
period 2005-06-30
BANK BUILDING CORP
filed 2006-05-22
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There are 398,244 shares of stock outstanding as of August 14, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Current assets
Cash	$364,710	$—
Accounts receivable	60,000	158,035
Property – net	32,392,662	32,909,935
Other assets	774,220	211,718

Total assets	$33,591,592	$33,279,688

Liabilities and Stockholders’ Equity
Current liabilities
Bank overdraft	$—	$3,778
Accounts payable	94,107	1,820
Accrued interest	180,209	180,209
Income taxes payable	—	194,204
Current portion of long-term debt	2,859,220	1,369,091
Other liabilities	807,838	—

Total current liabilities	3,941,374	1,749,102

Long-term liabilities
Long-term debt - net of current portion	28,578,046	30,611,480
Deferred income taxes	—	78,990

Total long-term liabilities	28,578,046	30,690,470

Total liabilities	32,519,420	32,439,572

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	—	—
Retained earnings	1,072,172	840,116

Total stockholders’ equity	1,072,172	840,116

Total liabilities and stockholders’ equity	$33,591,592	$33,279,688

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Income
Lease income	$1,925,216	$1,977,279	$926,672	$975,313
Other income	18	97	18	—

Total income	1,925,234	1,977,376	926,690	975,313

Operating Expenses
Interest	1,122,749	1,236,109	558,442	615,645
Depreciation	331,966	337,292	165,983	168,646
Taxes and insurance	24,759	22,995	—	—
Repairs	178,235	71,756	60,513	—
Professional fees	4,209	3,927	(219)	—
Other	55,355	54,599	51,330	79,918

Total operating expenses	1,717,273	1,726,678	836,049	864,209

Income before income taxes	207,961	250,698	90,641	111,104

Income taxes	—	—	—	—

Net income	$207,961	$250,698	$90,641	$111,104

Retained earnings, beginning of period	864,212	567,552	—	—

Retained earnings, end of period	1,072,173	818,250	90,641	111,104

Basic and diluted earnings per share	$0.52	$0.63	$0.23	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net Income	$207,961	$250,698
Adjustments to reconcile to net cash from operating activities:
Depreciation	331,966	337,292
Deferred income taxes	(78,990)	(80,042)
Change in:
Other assets	(562,502)	(89,530)
Accounts payable	92,287	550
Other liabilities	804,059	243,386
Income taxes payable	(211,737)	(135,214)
Accounts receivable	98,035	(550)
Accrued interest	—	(747)

Net cash from operating activities	681,079	525,843

Cash flows from investing activities
Proceeds from sale of property	226,937	58,725

Net cash from investing activities	226,937	58,725

Cash flows from financing activities
Repayment of long-term debt	(543,306)	(487,980)
Proceeds from notes payable	—	(60,000)

Net cash from financing activities	(543,306)	(547,980)

Net change in cash	364,710	36,588

Cash - beginning of period	—	79,069

Cash - end of period	$364,710	$115,657

Supplemental disclosures of cash flow information
Cash paid for interest	—	—
Cash paid for income taxes	—	—

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

The results of operations for the interim period ended June 30, 2005 are not necessarily indicative of the results which may be expected for the full year ended December 31, 2005. These unaudited financial statements should be read in conjunction with the financial statements, accounting policies and financial footnotes thereto included in the Corporation’s 2004 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of June 30, 2005, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of June 30, 2005, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for the Disposition and Impairment of Real Estate Assets.

Properties

As of June 30, 2005, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first six months of 2005, the Corporation generated net income of $207,961 compared to $250,698 for the same period of the previous year, for a decrease of 17%. The decrease is primarily attributable to a decrease in lease income and an increase in repair expenses in 2005. Lease income was 100% of total income for the first six months of 2004 and 2005. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first six months of 2005 were $1,717,273 as compared to $1,726,678 for the same period of 2004. This decrease of $9,405 or 0.5%, is due to a decrease in both depreciation and interest expense. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense fell to $1,122,749 for the first six months of 2005 from $1,236,109 in the same period of 2004, for a decrease of $113,360 or 9%. The change was primarily due to the sale of property in 2004.

Depreciation expense fell to $331,966 in the first six months of 2005 from $337,292 in the same period of 2004, for a decrease of $5,326 or 1.6%. The change is principally due to decreased depreciation due to the sale of property in 2004.

Other operating expenses, other than depreciation and interest, rose to $262,558 in the first six months of 2005 from $153,277 in the same period of 2004, for an increase of $109,281 or 71%. Other expense consists largely of maintenance and repairs and operational utilities for the shopping center owned by Blackstone Properties.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $681,079 for the first six months of 2005 compared to $525,843 for the same period of 2004.

As of June 30, 2005, the Corporation’s main source of liquidity consisted of $364,710 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $32,392,662. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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