Form 10KSB
period 2005-12-31
BANK BUILDING CORP
filed 2006-08-14
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The issuer’s revenues for the fiscal year ended December 31, 2005 were $3,859,830.

As of March 27, 2006, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Portions of the 2005 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BANK BUILDING CORPORATION

2005 ANNUAL REPORT ON FORM 10-KSB

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

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the Participating Banks. As of March 27, 2006, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia. The Corporation also acquires funds for site acquisition and development from banks that are not Participating Banks.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2005, the Corporation owned the following offices, which are leased to the following Participating Banks under triple net operating leases:

Leasing Bank	Address

Blue Ridge Bank, N. A.	105 King Street, Blacksburg, VA 24060
Blue Ridge Bank, N. A.	325 Spring Street, Wytheville, VA 24382
Blue Ridge Bank, N. A.	370 Arbor Drive, Christiansburg, VA 24073
Central National Bank	3008 Waterlick Road, Lynchburg, VA 24502
Central National Bank	2018 Tate Springs Road, Lynchburg, VA 24501
Central National Bank	1728 Graves Mill Road, Lynchburg, VA 24502
Community National Bank	1002 Virginia Avenue, Clarksville, VA 23927
Community National Bank	749 East 2nd Street, Chase City, VA 23924
Community National Bank	222 Main Street, South Boston, VA 24592
Community National Bank	300 Dabney Drive Ext., Henderson, NC 27536
Community National Bank	205 South Bickett Street, Louisburg, NC 27549
Community National Bank	823 North Main Street, Roxboro, NC 27573
Community National Bank	302 E. Atlantic Street, South Hill, VA 23970
Community National Bank	4251 North Roxboro Road, Durham, NC 27704
First National Bank	550 Blue Ridge Avenue, Bedford, VA 24523
First National Bank	135 Scruggs Road, Moneta, VA 24121
First National Bank	9440 Franklin Street, Ferrum, VA 24088
First National Bank	301 Carbon City Road, Morganton, NC 28655
First National Bank	821 4th Street Drive, SW, Hickory, NC 28602
First National Bank	704 Oak Street, Forest City, NC 28043
First National Exchange Bank	721 Blue Ridge Boulevard, Roanoke, VA 24012
First National Exchange Bank	3132 Electric Road, Roanoke, VA 24018

Leasing Bank	Address

First National Exchange Bank	8334 Moneta Road, Bedford, VA 24523
First National Exchange Bank	2728 Lee Highway South, Troutville, VA 24175
First National Exchange Bank	4143 Franklin Road, SW, Roanoke, VA 24014
Mountain National Bank	507 Willow Street, Mt. Airy, NC 27030
Mountain National Bank	345 North Bridge Street, Jonesville, NC 28642
Mountain National Bank	1606 Curtis Bridge Road, Wilkesboro, NC 28697
Patrick Henry National Bank	630 Fagg Drive, Eden, NC 27288
Patrick Henry National Bank	900 Washington Street, Eden, NC 27288
Patrick Henry National Bank	100 Turner Drive, Reidsville, NC 27320
Patrick Henry National Bank	305 South Main Street, Reidsville, NC 27320
Patrick Henry National Bank	4004 West Wendover Avenue, Greensboro, NC 27407
Patrick Henry National Bank	5715 High Point Road, Greensboro, NC 27407
Patriot Bank, N.A.	70 Chatham Heights Road, Fredericksburg, VA 22405
Patriot Bank, N.A.	55 Worth Avenue, Stafford, VA 22554
Patriot Bank, N.A.	8402 Sudley Road, Manassas, VA 20109
Peoples National Bank	903 South Main Street, Danville, VA 24541
Peoples National Bank	5406 U. S. Highway 29 North, Danville, VA 24527
Peoples National Bank	697 Country Club Drive, Fayetteville, NC 28301
Peoples National Bank	2803 Ward Boulevard, Wilson, NC 27893
Peoples National Bank	123 Rowan Street, Fayetteville, NC 28301
Peoples National Bank	1001 South Horner Road, Sanford, NC 27330
Peoples National Bank	2100 West Arlington Boulevard, Greenville, NC 27834
Shenandoah National Bank	75 North Mason Street, Harrisonburg, VA 22802
Shenandoah National Bank	2782 Stuarts Draft Highway, Stuarts Draft, VA 24477

The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

In addition to the bank offices, as of December 31, 2005, the Corporation also owned the following properties which it leases to third parties:

Description	Location

Golden Corral Restaurant	Raleigh, NC
West Lake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center	Blackstone, VA
Executive Office Park Center	Roanoke, VA

As of December 31, 2005, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3. LEGAL PROCEEDINGS.

As of March 27, 2006, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28, 1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of December 31, 2005, the Corporation had approximately 2,800 shareholders of record and 398,244 shares outstanding.

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

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to the Participating Banks. As of December 31, 2005, the Participating Banks consisted of: Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

FASB Statement No. 144 “Accounting for Impairment of Disposal of Long-Lived Assets,” requires that long-lived assets held and used by an entity be reviewed for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement also specifies criteria for reclassification and measurement for long-lived assets held for sale.

Properties

The Corporation did not acquire additional properties during 2005. As of December 31, 2005, the Corporation owned 46 offices that were leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Long-term mortgages payable by the Corporation as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal and interest at 8.25% at December 31, 2005, with the final payment due in 2012.	$1,122,386	$1,256,554
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $8,418, including principal and interest at 7.00% as of December 31, 2005, with the final payment in 2011.	482,638	547,386
Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $20,394, including principal and interest at 8.50% as of December 31, 2005, with the final payment due in 2018.	1,830,305	1,927,495
Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,302, including principal and interest at 6.0% as of December 31, 2005, with the final payment due in 2013.	1,269,984	1,385,611
Mortgage loan secured by real estate (Executive Office Park) and related leases. Monthly payments are $17,444 at December 31, 2005, including principal and interest at 7.00%, with the final payment due in 2006.	2,000,085	2,066,851
Mortgage loans secured by real estate (branch bank facilities) and related leases. Monthly payments at December 31, 2005 are $212,379, including principal and interest, with the final payments due from 2017 to 2024. Interest rates range from 5.50% to 8.75% at December 31, 2005, and are subject to adjustments at various times.	24,174,414	24,796,674

	30,879,812	31,980,571
Less current portion	(3,373,848)	(1,369,091)

	$27,505,964	$30,611,480

Operating Results

Net Income. The Corporation generated net income in 2005 of $321,603, or $0.81 per share, compared to net income in 2004 of $272,564, or $.68 per share, and net income in 2003 of $204,336, or $.51 per share. The increase of $49,039 from 2004 to 2005 is primarily attributable to the decrease in several operating expenses, while the increase from 2003 to 2004 is the result of the gain on sale of property. Lease income, which has historically been the Corporation’s principal source of revenue, was $3,813,319 in 2005, a decrease of 2% from lease income in 2004 of $3,906,992. In comparison, the lease income in 2004 decreased 1% to $3,906,992 from $3,919,163 in 2003. Lease income accounted for 99% of total income in 2005 and 2004 and 98% in 2003.

The Corporation was a 50% limited partner in Waterlick, L.L.C. This partnership was dissolved in 2003 and a gain of $86,000 was recognized by the Corporation.

Operating Expenses. Operating expenses for 2005 were $3,348,284 compared to $3,500,123 for 2004. This decrease of $151,839, or 4%, is due mainly to a decrease in interest expense. Repairs and other expense also decreased, due to the sale of property. In comparison, operating expenses for 2003 of $3,666,415 decreased to $3,500,123 in 2004, a decrease of $166,292 or 5%. This drop was due primarily to a decrease in depreciation and interest expense, which are the Corporation’s principal operating expenses.

Interest expense fell to $2,253,235 in 2005 from $2,423,659 in 2004, a decrease of $170,424 or 7%. Interest expense for 2004, when compared to 2003, decreased $140,376, or 5%. The change is principally due to the sale of property in 2005 and the related decrease in debt outstanding.

Depreciation increased from $663,930 in 2004 to $672,690 in 2005 and decreased from $674,583 in 2003 to $663,930 in 2004. The increase of $8,760 from 2004 to 2005 was the result of the capitalization of property improvements for the year.

Operating expenses, other than depreciation and interest, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions, including legal and accounting fees. These expenses increased to $422,359 in 2005 from $412,534 in 2004, for a increase of $9,825 or 2%. Professional fees increased, including an approximately $28,000 increase in audit fees that was principally attributable to additional professional services rendered in connection with the review of multiple delinquent periodic reports. Taxes and insurance also increased, while amortization was flat and all other categories of other expenses decreased. In comparison, these other operating expenses fell to $412,534 in 2004 from $427,797 in 2003, for an decrease of $15,263, or 4%. All of the other expenses decreased from 2003 to 2004 with the exception of professional fees, which rose that year.

The effective income tax rate was 37% in 2005, 41.5% in 2004, and 39.8% in 2003. The changes each year were due to changes in components of income, primary tax on regular income, capital gains on sales of property and investments and the effect of these items on deferred tax.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income was $3,813,319 in 2005, $3,906,992 in 2004 and $3,919,163 in 2003. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and mortgage borrowings. The Corporation’s cash flow from operations was $1,172,323 for 2005 compared to $764,469 for 2004, and $770,630 for 2003.

As of December 31, 2005, the Corporation’s other sources of liquidity consist of $110,119 in cash and potential sales proceeds from real estate having an aggregate book value of approximately $32,266,395 at December 31, 2005. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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

As noted above, during the fourth quarter of 2005, the Corporation implemented significant changes to the Corporation’s reporting processes to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately. Management has focused considerable staff resources on preparing the Corporation’s periodic reports. Additionally, the Corporation has used its outside counsel to assist with both the preparation of the Corporation’s periodic reports and disclosure issues generally.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 27, 2006.

Directors

Name (Age)	Director Since	Principal Occupation During Past Five Years

Worth Harris Carter, Jr. (68)	1988

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

Chairman of the Board of First National Bank since 1976, President since 1986;

Chairman of the Board and President of First National Exchange Bank since 1998;

Chairman of the Board and President of Patrick Henry National Bank since 1977;

Chairman of the Board of Peoples National Bank since 1976, President since 1981;

Chairman of the Board of Blue Ridge Bank since 1982, President since 2004;

Chairman of the Board and President of Community National Bank since 1985;

Chairman of the Board and President of Central National Bank since 1996;

Name (Age)	Director Since	Principal Occupation During Past Five Years

Chairman of the Board and President of Mountain National Bank since 1996;

Chairman of the Board and President of Shenandoah National Bank since 1996;

Chairman of the Board and President of Patriot Bank since 1996;

Chairman of the Board and President of Mortgage Company of Virginia since 1984;

Chairman of the Board and President of Bank Services Insurance, Inc. since 2003;

Chairman of the Board and President of Coresoft, Inc. since 2004;

Chairman of the Board and President of Bank Services of Virginia, Inc. since 1984; and

Manager of Blackstone Properties, L.L.C. since 1998.

Conner, Robert W. (66)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He has been a Director of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Hall, Charles E. (64)	1995	Charles E. Hall is and has been a Farmer for more than five years. He has served on the Board of Directors for Blue Ridge Bank, N.A., Floyd, Virginia since 1978. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Prillaman, Haller G. (72)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, Virginia for more than five years. He has been a Director for Patrick Henry National Bank, Bassett, Virginia, since 1976 and has been a Director of Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

Williams, R. E. (71)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He has also served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and Mortgage Company of Virginia.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2005.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of December 31, 2005, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified in the Summary Compensation Table and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2005, the Corporation’s directors and executive officers as a group, beneficially owned 53,598 shares or 13.45% of the Corporation’s outstanding common stock.

	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	47,718	(4)	11.98%
Robert W. Conner	1,119	(5)	0.28%
Charles E. Hall	135		0.03%
Haller G. Prillaman	3,470		0.87%
R.E. Williams	1,156		0.29%
All Directors and Executive Officer as a Group (5 persons)	53,598		13.45%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.
(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.
(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.
(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,714 shares held by Mr. Carter as custodian, 1,915 shares held by Mr. Carter’s family members, and 538 shares held by C & C Realty, Inc., of which Mr. Carter is President and a 50% owner.
(5)	Includes the following shares with respect to which Mr. Conner is deemed to be the beneficial owner: 219 shares held by Mr. Conner’s family members.

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

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2005 Annual Report to Shareholders

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company, L.L.P. for the audit of the Corporation’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Goodman & Company during those periods. All services reflected in the following fee table for 2005 and 2004 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2005	2004
Audit fees[1]	$40,190	$12,400
Audit-related fees	—	—
Tax fees[2]	1,710	1,600
All other fees	—	—

Total Fees	$41,900	$14,000

[1]	Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC. The increase in audit fees billed to the Corporation in 2005 was principally attributable to additional professional services rendered in connection with the review of multiple delinquent periodic reports that were subsequently filed in the second quarter of 2006, as discussed above in Item 8A.
[2]	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

In its capacity as the Audit Committee, the Board of Directors considered the compatibility of the non-audit-related services performed by and fees paid to Goodman & Company in 2005 and 2004, and proposed non-audit-related services and proposed fees for 2006, and determined that such services and fees are compatible with the independence of Goodman & Company as the Corporation’s independent auditors.

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

BANK BUILDING CORPORATION

Date: August 10, 2006	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr.
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Worth Harris Carter, Jr. Worth Harris Carter, Jr.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	August 10, 2006
(principal executive, principal financial and principal accounting officer)

/s/ Robert W. Conner Robert W. Conner	Director	August 10, 2006

/s/ Charles E. Hall Charles E. Hall	Director	August 10, 2006

/s/ Haller G. Prillaman Haller G. Prillaman	Director	August 10, 2006

/s/ R. E. Williams R.E. Williams	Director	August 10, 2006

Supplemental Information to be Furnished with Reports

Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

The Corporation has not distributed a 2005 annual report or proxy statement to its shareholders. If the Corporation distributes a 2005 annual report or proxy statement subsequent to the filing of this Form 10-KSB, the Corporation will furnish copies of such material to the Commission when it is sent to shareholders.