Form 10QSB
period 2006-03-31
BANK BUILDING CORP
filed 2006-10-02
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

There are 398,244 shares of the issuer’s common stock outstanding as of May 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$114,645	$110,119
Property – net	32,098,375	32,266,395
Other assets	203,018	194,709

Total assets	$32,416,038	$32,571,223

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$58,027	$58,048
Accrued interest	197,243	195,492
Income taxes payable	223,984	184,839
Current portion of long-term debt	3,302,923	3,373,848
Notes payable	25,000	25,000

Total current liabilities	$3,807,177	$3,837,227

Long-term liabilities
Long-term debt – net of current portion	27,303,956	27,505,964
Deferred income taxes	66,313	66,313

Total long-term liabilities	27,370,269	27,572,277

Total liabilities	31,177,446	31,409,504

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	0	0
Retained earnings	1,238,592	1,161,719

Total stockholders’ equity	1,238,592	1,161,719

Total liabilities and stockholders’ equity	$32,416,038	$32,571,223

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income
Lease income	$982,123	$998,544

Total income	982,123	998,544

Operating expenses
Interest	593,397	564,307
Depreciation	168,173	165,983
Repairs	39,282	117,722
Professional fees	24,893	219
Other	39,905	32,993

Total operating expenses	865,650	881,224

Income before income taxes	116,473	117,320
Income taxes	39,600	0

Net income	$76,873	$117,320

Retained earnings, beginning of period	$1,161,719	$864,212

Retained earnings, end of period	$1,238,592	$981,532

Basic and diluted earnings per share	$0.19	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income	$76,873	$117,320
Adjustments to reconcile to net cash from operating activities:
Depreciation	168,173	165,983
Deferred income taxes	0	(78,990)
Change in:
Other assets	(8,309)	(555,241)
Accounts payable	(21)	92,287
Other liabilities	0	804,059
Income taxes payable	39,145	(211,737)
Accounts receivable	0	98,035
Accrued interest	1,751	0

Net cash from operating activities	277,612	431,716

Cash flows from investing activities
Proceeds from sale of property	(152)	156,840

Net cash from investing activities	(152)	156,840

Cash flows from financing activities
Repayment of long-term debt	(272,934)	(269,345)

Net cash from financing activities	(272,934)	(269,345)

Net change in cash	4,526	319,211
Cash - beginning of period	110,119	0

Cash - end of period	$114,645	$319,211

Supplemental disclosures of cash flow information
Cash paid for interest	$591,646	$0
Cash paid for income taxes	$455	$0

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

The results of operations for the interim period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission.

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of March 31, 2006, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of March 31, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of March 31, 2006, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first three months of 2006, the Corporation generated net income of $76,873 compared to $117,320 for the same period of the previous year, for a decrease of $40,447 or 34%. The decrease in net income was primarily due to an increased accrual for income taxes in the first quarter of 2006, as compared to the same period of 2005. Lease income remained relatively flat for the period compared to last year. Lease income was 100% of total income for the first three months of 2005 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first three months of 2006 were $865,650 as compared to $881,224 for the same period of 2005. This decrease of $15,574, is mainly due to a large decrease in repairs expense. All the remaining operating expenses increased for this period. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $593,397 for the first three months of 2006 from $564,307 in the same period of 2005, for an increase of $29,090. The change in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2006.

Depreciation expense increased slightly to $168,173 in the first three months of 2006 from $165,983 in the same period of 2005.

Other operating expenses increased to $64,798 for the first three months of 2006 from $33,212, for an increase of $31,586 or 95%. Other expense consists largely of operational utilities for the shopping center owned by Blackstone Properties. However, the largest increase in these expenses for this period was professional fees, which was attributable to additional fees rendered in connection with the review of multiple delinquent periodic reports.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $277,612 for the first three months of 2006 compared to $431,716 for the same period of 2005.

As of March 31, 2006, the Corporation’s main source of liquidity consisted of $114,645 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $32,098,375. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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

During the fourth quarter of 2005 and the first two quarters of 2006, the Corporation implemented significant changes to the Corporation’s reporting processes in an effort to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s future periodic and other reports required by the Exchange Act will be filed on time and accurately. Specific steps taken by the Corporation include:

•	the assignment of additional staff resources to the preparation and oversight of disclosure matters, with the position descriptions of these employees having been expanded to include these additional tasks as primary job responsibilities;

•	the holding of regular staff meetings to discuss disclosure issues; and

•	formal planning by senior management and responsible employees for the handling of future filings, including the specific assignment of responsibility for drafting, analysis, and scheduling of disclosure and financial reporting.

With the implementation of these additional measures, management believes that the weaknesses in the Corporation’s disclosure controls and procedures are in the process of being corrected.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Corporation’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation to disclose material information otherwise required to be set forth in the Corporation’s periodic reports.

The Corporation’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no changes in the Corporation’s internal control over financial reporting during the quarter covered by this report that materially affected, or were reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, as noted above, during the fourth quarter of 2005 and the first two quarters of 2006, the Corporation implemented significant changes to the Corporation’s reporting processes in an effort to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s periodic and other reports required by the Exchange Act will be filed on time and accurately.

Part II - Other Information

Item 1 - Legal Proceedings.

There are no material pending legal proceedings to which the Corporation is a party or to which any of the Corporation’s property is subject.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation did not sell or repurchase any of its securities during the period covered by this report.

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

BANK BUILDING CORPORATION

DATE: September 25, 2006	By:	/s/ Worth Harris Carter, Jr.

Worth Harris Carter, Jr. Chairman of the Board, President,

Chief Executive Officer and

Chief Financial Officer

(signing on behalf of the registrant and as principal executive and financial officer of the registrant)