Form 10QSB
period 2006-06-30
BANK BUILDING CORP
filed 2006-10-02
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There are 398,244 shares of the issuer’s common stock outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$68,429	$110,119
Property – net	31,930,363	32,266,395
Other assets	210,513	194,709

Total assets	$32,209,305	$32,571,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$58,027	$58,048
Accrued interest	197,927	195,492
Income taxes payable	249,588	184,839
Current portion of long-term debt	3,373,946	3,373,848

Notes payable	25,000	25,000

Total current liabilities	$3,904,488	$3,837,227

Long-term liabilities
Long-term debt - net of current portion	26,956,713	27,505,964
Deferred income taxes	66,313	66,313

Total long-term liabilities	27,023,026	27,572,277

Total liabilities	30,927,514	31,409,504

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	0	0
Retained earnings	1,281,791	1,161,719

Total stockholders’ equity	1,281,791	1,161,719

Total liabilities and stockholders’ equity	$32,209,305	$32,571,223

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Income
Lease income	$1,937,089	$1,925,216	$954,966	$926,672
Other income	0	18	0	18

Total income	1,937,089	1,925,234	954,966	926,690

Operating expenses
Interest	1,186,552	1,122,749	593,155	558,442
Depreciation	336,345	331,966	168,173	165,983
Taxes and insurance	0	24,759	0	0
Repairs	101,546	178,235	62,264	60,513
Professional fees	34,081	4,209	9,188	(219)
Other	93,289	55,355	53,384	51,330

Total operating expenses	1,751,813	1,717,273	886,163	836,049

Income before income taxes	185,276	207,961	68,803	90,641

Income taxes	65,204	0	25,604	0

Net income	$120,072	$207,961	$43,199	$90,641

Retained earnings, beginning of period	$1,161,719	$864,212	$0	$0

Retained earnings, end of period	$1,281,791	$1,072,173	$43,199	$90,641

Basic and diluted earnings per share	$0.30	$0.52	$0.11	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income	$120,072	$207,961
Adjustments to reconcile to net cash from operating activities:
Depreciation	336,345	331,966
Deferred income taxes	0	(78,990)
Change in:
Other assets	(15,804)	(562,502)
Accounts payable	(21)	92,287
Other liabilities	0	804,059
Income taxes payable	64,749	(211,737)
Accounts receivable	0	98,035
Accrued interest	2,435	0

Net cash from operating activities	507,776	681,079

Cash flows from investing activities
Sale (purchase) of property	(313)	226,937

Net cash from investing activities	(313)	226,937

Cash flows from financing activities
Repayment of long-term debt	(549,153)	(543,306)

Net cash from financing activities	(549,153)	(543,306)

Net change in cash	(41,690)	364,710

Cash - beginning of period	110,119	0

Cash - end of period	$68,429	$364,710

Supplemental disclosures of cash flow information
Cash paid for interest	$1,184,117	$0
Cash paid for income taxes	$455	$0

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

The results of operations for the interim period ended June 30, 2006 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission (the SEC).

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of June 30, 2006, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of June 30, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of June 30, 2006, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first six months of 2006, the Corporation generated net income of $120,072 compared to $207,961 for the same period of the previous year, for a decrease of $87,889 or 42%. The decrease in net income is attributable to increases in operating expenses along with an increased accrual for income taxes in the second quarter of 2006 compared to the same period of 2005. Lease income was 100% of total income for the first six months of 2005 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first six months of 2006 were $1,751,813 as compared to $1,717,273 for the same period of 2005. This increase of $34,540, is due to increases in all expenses with the exception of taxes and repairs, which decreased. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $1,186,552 for the first six months of 2006 from $1,122,749 in the same period of 2005, for an increase of $63,803 or 6%. The change in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2006.

Depreciation expense increased to $336,345 in the first six months of 2006 from $331,966 in the same period of 2005, for an increase of $4,379 or 1%.

Other operating expenses decreased to $228,916 for the first six months of 2006 from $237,799 in the same period of 2005, for a decrease of $8,883 or 4%. Repairs expense decreased, while additional other expenses increased. Other expense consists largely of maintenance and repairs and operational utilities for the shopping center owned by Blackstone Properties.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $507,776 for the first six months of 2006 compared to $681,079 for the same period of 2005.

As of June 30, 2006, the Corporation’s main source of liquidity consisted of $68,429 cash. In addition, the Corporation owns unencumbered real estate having an aggregate book value of approximately $31,930,363. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were no significant recent accounting pronouncements that would affect the Corporation in this period.

Item 3 - Controls and Procedures.

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Corporation’s president (who is currently the Corporation’s principal executive officer and principal financial officer), as appropriate to allow timely decisions regarding required disclosure. As required, during the preparation of this report, management, with the participation of the Corporation’s president, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on this evaluation, the Corporation’s president concluded that the Corporation’s disclosure controls and procedures were not operating effectively as of the end of the period covered by this report because the controls and procedures necessary to ensure the timely preparation and filing of reports required to be filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), were not in place.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation did not sell or repurchase any of its equity securities during the period covered by this report.

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

BANK BUILDING CORPORATION

DATE: September 28, 2006	By:	/s/ Worth Harris Carter, Jr.

Worth Harris Carter, Jr.

Chairman of the Board, President,

Chief Executive Officer and

Chief Financial Officer

(signing on behalf of the registrant and as principal executive and financial officer of the registrant)