Form 10QSB
period 2006-09-30
BANK BUILDING CORP
filed 2006-11-14
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There are 398,244 shares of the issuer’s common stock outstanding as of November 2, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Current assets
Cash	$72,296	$110,119
Property – net	31,763,769	32,266,395
Other assets	285,013	194,709

Total assets	$32,121,078	$32,571,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$30,720	$58,048
Accrued interest	197,686	195,492
Income taxes payable	13,324	184,839
Current portion of long-term debt	3,388,330	3,373,848
Notes payable	375,000	25,000

Total current liabilities	4,005,060	3,837,227

Long-term liabilities
Long-term debt – net of current portion	26,662,535	27,505,964
Deferred income taxes	66,313	66,313

Total long-term liabilities	26,728,848	27,572,277

Total liabilities	30,733,908	31,409,504

Stockholders’ equity

Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	0	0
Retained earnings	1,387,170	1,161,719

Total stockholders’ equity	1,387,170	1,161,719

Total liabilities and stockholders’ equity	$32,121,078	$32,571,223

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005 (Revised)	2006	2005 (Revised)
	(Unaudited)		(Unaudited)
Income

Lease income	$2,930,620	$2,868,400	$993,531	$943,184
Other income	0	18	0	0

Total income	2,930,620	2,868,418	993,531	943,184

Operating expenses

Interest	1,779,395	1,682,761	592,843	560,012
Depreciation	504,518	497,949	168,173	165,983
Taxes and insurance	30,157	24,759	30,157	0
Repairs	137,772	263,336	36,226	85,101
Professional fees	42,849	9,505	8,768	5,296
Other	94,336	76,493	1,047	21,138

Total operating expenses	2,589,027	2,554,803	837,214	837,530

Income before income taxes	341,593	313,615	156,317	105,654

Income taxes	116,142	106,629	50,938	35,922

Net income	$225,451	$206,986	$105,379	$69,732

Retained earnings, beginning of period	$1,161,719	$864,212	$0	$0

Retained earnings, end of period	1,387,170	1,071,198	105,379	69,732

Basic and diluted earnings per share	$0.57	$0.52	$0.26	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Revised)
	(Unaudited)
Cash flows from operating activities
Net income	$225,451	$206,986
Adjustments to reconcile to net cash from operating activities:
Depreciation	504,518	497,949
Deferred income taxes	0	(78,990)
Change in:
Other assets	(90,304)	(595,705)
Accounts payable	(27,328)	92,287
Other liabilities	0	592,074
Income taxes payable	(171,515)	(105,108)
Accounts receivable	0	58,760
Accrued interest	2,194	0

Net cash from operating activities	443,016	668,253

Cash flows from investing activities
Sale (purchase) of property	(1,892)	227,275

Net cash from investing activities	(1,892)	227,275

Cash flows from financing activities
Repayment of long-term debt	(828,947)	(819,622)
Proceeds from notes payable	350,000	0

Net cash from financing activities	(478,947)	(819,622)

Net change in cash	(37,823)	75,906

Cash - beginning of period	110,119	0

Cash - end of period	$72,296	$75,906

Supplemental disclosures of cash flow information
Cash paid for interest	$1,777,201	$1,682,761
Cash paid for income taxes	300,253	211,985

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

The results of operations for the interim period ended September 30, 2006 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2006. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2005 Form 10-KSB filed with the Securities and Exchange Commission (SEC).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses during the reporting period. Actual results could differ from those estimates.

2. Restatement of 2005 Financial Statements

In accordance with paragraph 25 of Statement of Financial Accounting Standards No. 154, the Corporation has restated its Consolidated Statements of Income for the three and nine months ended September 30, 2005 and its Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 in order to present proper accruals for income tax expense for those 2005 periods consistent with APB 28, paragraphs 19, 20 and 30 and Rule 310(b) of Regulation S-B. The related “Management’s Discussion and Analysis” discussion for the periods covered by this Form 10-QSB also reflect these revisions to the 2005 financial results.

The revisions to the 2005 financial statements consist of the following:

Three Months Ended September 30, 2005

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$35,922	$35,922
Net income	105,654	(35,922)	69,732
Retained earnings, end of period	105,654	(35,922)	69,732
Basic and diluted earnings per share	$0.27	$(0.10)	$0.17

Nine Months Ended September 30, 2005

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$106,629	$106,629
Net income	313,615	(106,629)	206,986
Retained earnings, end of period	1,177,827	(106,629)	1,071,198
Basic and diluted earnings per share	$0.79	$(0.27)	$0.52

Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$313,615	$(106,629)	$206,986
Income taxes payable	(211,737)	106,629	(105,108)

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

General

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to the banks with which the Corporation maintains business relationships (Participating Banks). As of September 30, 2006, the Participating Banks consisted of Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia.

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

Critical Accounting Policies

As of September 30, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of September 30, 2006, the Corporation owned 46 offices that are leased to various Participating Banks under triple net operating leases. The leasing bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first nine months of 2006, the Corporation generated net income of $225,451 compared to $206,986 for the same period of the previous year, for an increase of $18,465 or 9%. The increase in net income is attributable to an increase in lease income and only a slight increase in operating expenses. Lease income was 100% of total income for the first nine months of 2006 and 2005. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first nine months of 2006 were $2,589,027 as compared to $2,554,803 for the same period of 2005. This increase of $34,224 or 1%, is due to increases in all expenses with the exception of repairs expense, which decreased. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $1,779,395 for the first nine months of 2006 from $1,682,761 in the same period of 2005, for an increase of $96,634 or 6%. The increase in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2006.

Depreciation expense increased to $504,518 in the first nine months of 2006 from $497,949 in the same period of 2005, for an increase of $6,569 or 1%.

Other operating expenses decreased to $274,957 for the first nine months of 2006 from $349,334 in the same period of 2005, for a decrease of $74,377 or 21%. Repairs expense decreased, while additional other expenses increased. Other expense consists largely of operational utilities and management fees for the shopping center.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $443,016 for the first nine months of 2006 compared to $668,253 for the same period of 2005.

As of September 30, 2006, the Corporation’s main source of liquidity consisted of $72,296 cash. In addition, the Corporation owns real estate having an aggregate book value of approximately $31,763,769. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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

During the fourth quarter of 2005 and the first two quarters of 2006, the Corporation implemented significant changes to the Corporation’s reporting processes in an effort to ensure that relevant information is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC so that the Corporation’s future periodic and other reports required by the Exchange Act will be filed on time and accurately. Specific steps taken by the Corporation include:

•	the assignment of additional staff resources to the preparation and oversight of disclosure matters, with the duties of these employees having been expanded to include these additional tasks as primary job responsibilities;

•	the holding of regular staff meetings to discuss disclosure issues; and

•	formal planning by senior management and responsible employees for the handling of future filings, including the specific assignment of responsibility for drafting, analysis, and scheduling of disclosure and financial reporting.

With the implementation of these additional measures, management believes that the weaknesses in the Corporation’s disclosure controls and procedures have now been corrected.

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

BANK BUILDING CORPORATION

DATE: November 14, 2006	BY:	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
(signing on behalf of the registrant and as principal executive and financial officer of the registrant)