Form 10QSB/A
period 2006-06-30
BANK BUILDING CORP
filed 2006-12-07
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

Bank Building Corporation (the Corporation) is simultaneously submitting the following amended filings: (i) Form 10-QSB/A for the quarter ended March 31, 2006 and (ii) Form 10-QSB/A for the quarter ended June 30, 2006. These amended filings revise the Corporation’s reported financial information for the quarter ended March 31, 2005 and the quarter and six months ended June 30, 2005, respectively.

This Form 10-QSB/A amends the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed by the Corporation on October 2, 2006 (the Original Filing). In accordance with paragraph 25 of Statement of Financial Accounting Standards No. 154, the Corporation has restated its Consolidated Statements of Income for the three and six months ended June 30, 2005 and its Consolidated Statements of Cash Flows for the six months ended June 30, 2005 in order to present proper accruals for income tax expense for those 2005 periods consistent with APB 28, paragraphs 19, 20 and 30 and Rule 310(b) of Regulation S-B. The related “Management’s Discussion and Analysis” discussion for the periods covered by this Form 10-QSB/A also reflect these revisions to the 2005 financial results.

The revisions to the 2005 financial statements consist of the following:

Six Months Ended June 30, 2005

(Dollars in thousands)

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$70,707	$70,707
Net income	207,961	(70,707)	137,254
Retained earnings, end of period	1,072,173	(70,707)	1,001,466
Basic and diluted earnings per share	0.52	(0.18)	0.34

Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$207,961	$(70,707)	$137,254
Income taxes payable	(211,737)	70,707	(141,030)

Three Months Ended June 30, 2005
(Dollars in thousands)

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$30,818	$30,818
Net income	90,641	(30,818)	59,823
Retained earnings, end of period	90,641	(30,818)	59,823
Basic and diluted earnings per share	0.23	(0.08)	0.15

This Form 10-QSB/A does not change any of the information contained in Part I, Item 3 or Part II, Items 1-6 of the Original Filing which is repeated in its entirety in this amended filing. Except for the changes noted above, references throughout this Form 10-QSB/A are accurate as of the date this Quarterly Report was originally filed and have not been updated to reflect events occurring subsequent to the original filing date.

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash	$68,429	$110,119
Property – net	31,930,363	32,266,395
Other assets	210,513	194,709

Total assets	$32,209,305	$32,571,223

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$58,027	$58,048
Accrued interest	197,927	195,492
Income taxes payable	249,588	184,839
Current portion of long-term debt	3,373,946	3,373,848

Notes payable	25,000	25,000

Total current liabilities	$3,904,488	$3,837,227

Long-term liabilities
Long-term debt - net of current portion	26,956,713	27,505,964
Deferred income taxes	66,313	66,313

Total long-term liabilities	27,023,026	27,572,277

Total liabilities	30,927,514	31,409,504

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding	0	0
Retained earnings	1,281,791	1,161,719

Total stockholders’ equity	1,281,791	1,161,719

Total liabilities and stockholders’ equity	$32,209,305	$32,571,223

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005 (Revised)	2006	2005 (Revised)
Income
Lease income	$1,937,089	$1,925,216	$954,966	$926,672
Other income	0	18	0	18

Total income	1,937,089	1,925,234	954,966	926,690

Operating expenses
Interest	1,186,552	1,122,749	593,155	558,442
Depreciation	336,345	331,966	168,173	165,983
Taxes and insurance	0	24,759	0	0
Repairs	101,546	178,235	62,264	60,513
Professional fees	34,081	4,209	9,188	(219)
Other	93,289	55,355	53,384	51,330

Total operating expenses	1,751,813	1,717,273	886,163	836,049

Income before income taxes	185,276	207,961	68,803	90,641

Income taxes	65,204	70,707	25,604	30,818

Net income	$120,072	$137,254	$43,199	$59,823

Retained earnings, beginning of period	$1,161,719	$864,212	$0	$0

Retained earnings, end of period	$1,281,791	$1,001,466	$43,199	$59,823

Basic and diluted earnings per share	$0.30	$0.34	$0.11	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005 (Revised)
Cash flows from operating activities
Net income	$120,072	$137,254
Adjustments to reconcile to net cash from operating activities:
Depreciation	336,345	331,966
Deferred income taxes	0	(78,990)
Change in:
Other assets	(15,804)	(562,502)
Accounts payable	(21)	92,287
Other liabilities	0	804,059
Income taxes payable	64,749	(141,030)
Accounts receivable	0	98,035
Accrued interest	2,435	0

Net cash from operating activities	507,776	681,079

Cash flows from investing activities
Sale (purchase) of property	(313)	226,937

Net cash from investing activities	(313)	226,937

Cash flows from financing activities
Repayment of long-term debt	(549,153)	(543,306)

Net cash from financing activities	(549,153)	(543,306)

Net change in cash	(41,690)	364,710

Cash - beginning of period	110,119	0

Cash - end of period	$68,429	$364,710

Supplemental disclosures of cash flow information
Cash paid for interest	$1,184,117	$0
Cash paid for income taxes	$455	$0

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

2. Restatement of 2005 Financial Statements

In accordance with paragraph 25 of Statement of Financial Accounting Standards No. 154, the Corporation has restated its Consolidated Statements of Income for the three and six months ended June 30, 2005 and its Consolidated Statements of Cash Flows for the six months ended June 30, 2005 in order to present proper accruals for income tax expense for those 2005 periods consistent with APB 28, paragraphs 19, 20 and 30 and Rule 310(b) of Regulation S-B. The related “Management’s Discussion and Analysis” discussion for the periods covered by this Form 10-QSB/A also reflect these revisions to the 2005 financial results.

The revisions to the 2005 financial statements consist of the following:

Six Months Ended June 30, 2005

(Dollars in thousands)

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$70,707	$70,707
Net income	207,961	(70,707)	137,254
Retained earnings, end of period	1,072,173	(70,707)	1,001,466
Basic and diluted earnings per share	0.52	(0.18)	0.34

Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$207,961	$(70,707)	$137,254
Income taxes payable	(211,737)	70,707	(141,030)

Three Months Ended June 30, 2005
(Dollars in thousands)

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$30,818	$30,818
Net income	90,641	(30,818)	59,823
Retained earnings, end of period	90,641	(30,818)	59,823
Basic and diluted earnings per share	0.23	(0.08)	0.15

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

Operating Results

Net Income. For the first six months of 2006, the Corporation generated net income of $120,072 compared to $137,254 for the same period of the previous year, for a decrease of $17,182 or 14%. The decrease in net income is attributable to increases in operating expenses in the second quarter of 2006 compared to the same period of 2005. Lease income was 100% of total income for the first six months of 2005 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

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

BANK BUILDING CORPORATION

DATE: December 5, 2006	By:	/s/ Worth Harris Carter, Jr.

Worth Harris Carter, Jr.

Chairman of the Board, President,

Chief Executive Officer and

Chief Financial Officer

(signing on behalf of the registrant and as principal executive and financial officer of the registrant)