Form 10QSB/A
period 2006-03-31
BANK BUILDING CORP
filed 2006-12-08
CIK 907250

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

This Form 10-QSB/A amends the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 filed by the Corporation on October 2, 2006 (the Original Filing). In accordance with paragraph 25 of Statement of Financial Accounting Standards No. 154, the Corporation has restated its Consolidated Statements of Income for the three months ended March 31, 2005 and its Consolidated Statements of Cash Flows for the three months ended March 31, 2005 in order to present proper accruals for income tax expense for that 2005 period consistent with APB 28, paragraphs 19, 20 and 30 and Rule 310(b) of Regulation S-B. The related “Management’s Discussion and Analysis” discussion for the periods covered by this Form 10-QSB/A also reflect these revisions to the 2005 financial results.

The revisions to the 2005 financial statements consist of the following:

Three Months Ended March 31, 2005

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$39,889	$39,889
Net income	117,320	(39,889)	77,431
Retained earnings, end of period	981,532	(39,889)	941,643
Basic and diluted earnings per share	$0.29	$(0.10)	$0.19

Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$117,320	$(39,889)	$77,431
Income taxes payable	(211,737)	39,889	(171,848)

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

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005 (Revised)
Income
Lease income	$982,123	$998,544

Total income	982,123	998,544

Operating expenses
Interest	593,397	564,307
Depreciation	168,173	165,983
Repairs	39,282	117,722
Professional fees	24,893	219
Other	39,905	32,993

Total operating expenses	865,650	881,224

Income before income taxes	116,473	117,320
Income taxes	39,600	39,889

Net income	$76,873	$77,431

Retained earnings, beginning of period	$1,161,719	$864,212

Retained earnings, end of period	$1,238,592	$941,643

Basic and diluted earnings per share	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005 (Revised)
Cash flows from operating activities
Net income	$76,873	$77,431
Adjustments to reconcile to net cash from operating activities:
Depreciation	168,173	165,983
Deferred income taxes	0	(78,990)
Change in:
Other assets	(8,309)	(555,241)
Accounts payable	(21)	92,287
Other liabilities	0	804,059
Income taxes payable	39,145	(171,848)
Accounts receivable	0	98,035
Accrued interest	1,751	0

Net cash from operating activities	277,612	431,716

Cash flows from investing activities
Proceeds from sale of property	(152)	156,840

Net cash from investing activities	(152)	156,840

Cash flows from financing activities
Repayment of long-term debt	(272,934)	(269,345)

Net cash from financing activities	(272,934)	(269,345)

Net change in cash	4,526	319,211
Cash - beginning of period	110,119	0

Cash - end of period	$114,645	$319,211

Supplemental disclosures of cash flow information
Cash paid for interest	$591,646	$0
Cash paid for income taxes	$455	$0

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

2. Restatement of 2005 Financial Statements

In accordance with paragraph 25 of Statement of Financial Accounting Standards No. 154, the Corporation has restated its Consolidated Statements of Income for the three months ended March 31, 2005 and its Consolidated Statements of Cash Flows for the three months ended March 31, 2005 in order to present proper accruals for income tax expense for that 2005 period consistent with APB 28, paragraphs 19, 20 and 30 and Rule 310(b) of Regulation S-B. The related “Management’s Discussion and Analysis” discussion for the periods covered by this Form 10-QSB/A also reflect these revisions to the 2005 financial results.

The revisions to the 2005 financial statements consist of the following:

Three Months Ended March 31, 2005

	As Originally Presented	Changes	As Revised
Consolidated Statements of Income:
Income taxes	$0	$39,889	$39,889
Net income	117,320	(39,889)	77,431
Retained earnings, end of period	981,532	(39,889)	941,643
Basic and diluted earnings per share	$0.29	(0.10)	0.19

Consolidated Statements of Cash Flows:
Cash flows from operating activities:
Net income	$117,320	$(39,889)	$77,431
Income taxes payable	(211,737)	39,889	(171,848)

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

Operating Results

Net Income. For the first three months of 2006, the Corporation generated net income of $76,873 compared to $77,431 for the same period of the previous year, for a slight decrease of $558. Lease income remained relatively flat for the period compared to last year. Lease income was 100% of total income for the first three months of 2005 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

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