Form 10KSB
period 2006-12-31
BANK BUILDING CORP
filed 2007-03-30
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act: common stock, no par value per share

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

The issuer’s revenues for the fiscal year ended December 31, 2006 were $3,921,103.

As of March 27, 2007, there were issued and outstanding 398,244 shares of the issuer’s common stock. These shares are not believed to have any current market value.

Portions of the 2006 Annual Report to Shareholders, which is attached hereto as Exhibit 13, are incorporated by reference in Part II of this report.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

BANK BUILDING CORPORATION

2007 ANNUAL REPORT ON FORM 10-KSB

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

ITEM 1. DESCRIPTION OF BUSINESS.

Bank Building Corporation was incorporated under Virginia law in 1988. Bank Building Corporation is located at 1300 Kings Mountain Road, Martinsville, Virginia 24112.

The primary purpose of Bank Building Corporation (the Corporation) is to acquire and develop property for lease as bank offices to Carter Bank & Trust (the Bank). Carter Bank & Trust commenced business on December 29, 2006, with the concurrent merging of the following ten Banks (the Merger): Blue Ridge Bank, National Association, Floyd, Virginia; Central National Bank, Lynchburg, Virginia; Community National Bank, South Boston, Virginia; First National Bank, Rocky Mount, Virginia; First National Exchange Bank, Roanoke, Virginia; Mountain National Bank, Galax, Virginia; Patrick Henry National Bank, Bassett, Virginia; Patriot Bank, National Association, Fredericksburg, Virginia; Peoples National Bank, Danville, Virginia; and Shenandoah National Bank, Staunton, Virginia (collectively, the Merged Banks). The Corporation also acquires funds for site acquisition and development from banks other than the Bank.

Prior to the Merger, the primary purpose of the Corporation was to acquire and develop property for lease as bank offices to the Merged Banks. The Corporation intends to continue conducting its business in substantially the same manner as it did prior to the Merger.

The selection of sites and construction of the offices is performed by the Bank to insure the needs of the Bank are met. Should the Corporation decide to participate in the particular project, the site is titled in the name of the Corporation and all loans in connection with the site are made to the Corporation. There are, however, no commitments on the part of the Bank to present prospective office properties to the Corporation, nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by the Bank.

Following construction of a bank branch, the property is leased to the Bank under a triple net operating lease. The Bank is responsible for all property taxes, insurance and maintenance costs on that office. It is anticipated that the lease payments and other costs approximate the cost which would have been experienced by the Bank had the office been developed by the Bank or leased from a third party. The lease payments cover all acquisition and loan costs and other costs associated with the site (just as though the Bank had acquired the site itself) plus a small additional fee to cover the accounting and processing costs.

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

Regardless of the size of any given property purchased by the Corporation, the lease with the Bank includes only the portion of the property utilized for the branch. The allocation of costs between the branch site and other property is based on the relative size and market value of each segment. Any property other than that used for the branch will be developed, leased or sold by the Corporation. Any buildings or other developments on this property will be compatible with the design of the bank office and consistent with the conduct of the business of banking.

Both interest and depreciation expenses are incurred on each office as well as other, minimal operating costs. These expenses will result in net operating losses during the initial years of each project although adequate cash flow from rental payments is expected to be available to meet all cash needs. During the initial lease term, all leases will be structured for the adjustments to the monthly lease payments to track adjustments in the payments required by the underlying mortgage. After the initial period of the lease, terms will be renegotiated. Such terms could provide for lease payments in excess of or less than payments required by the underlying mortgage and operating expenses. Additionally, the Bank may determine not to renew its lease on a particular branch. Under these circumstances, such branch could be sold or leased to another tenant. Such sale or lease could be profitable, although there can be no assurance that this will occur.

While it is anticipated that renewed leases with the Bank will produce sufficient rental payments to cover mortgage payments and other costs, there can be no assurance that this will, in fact, be accomplished. Failure to obtain renewal lease payments sufficient to cover these costs may result in a forced sale or foreclosure of the particular branch at a loss.

The Corporation does not have any paid employees or directors. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the bank branches. At the present time, Bank Services of Virginia, Inc. provides these services. Bank Services of Virginia, Inc. is a bank service corporation owned by the Bank that currently provides various bookkeeping and related services to the Bank. Bank Services of Virginia, Inc. is a subsidiary of The Mortgage Company of Virginia, which is the wholly-owned subsidiary of Carter Bank & Trust.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2006, the Corporation owned the following offices which are leased to the Bank under triple net operating leases:

Address
105 King Street, Blacksburg, VA 24060
325 Spring Street, Wytheville, VA 24382
370 Arbor Drive, Christiansburg, VA 24073
3008 Waterlick Road, Lynchburg, VA 24502
2018 Tate Springs Road, Lynchburg, VA 24501
1728 Graves Mill Road, Lynchburg, VA 24502
1002 Virginia Avenue, Clarksville, VA 23927
749 East 2nd Street, Chase City, VA 23924
222 Main Street, South Boston, VA 24592
300 Dabney Drive Ext., Henderson, NC 27536
205 South Bickett Street, Louisburg, NC 27549
823 North Main Street, Roxboro, NC 27573
302 E. Atlantic Street, South Hill, VA 23970
4251 North Roxboro Road, Durham, NC 27704
550 Blue Ridge Avenue, Bedford, VA 24523
135 Scruggs Road, Moneta, VA 24121
9440 Franklin Street, Ferrum, VA 24088
301 Carbon City Road, Morganton, NC 28655
821 4th Street Drive, SW, Hickory, NC 28602
704 Oak Street, Forest City, NC 28043
721 Blue Ridge Boulevard, Roanoke, VA 24012
3132 Electric Road, Roanoke, VA 24018
8334 Moneta Road, Bedford, VA 24523

2728 Lee Highway South, Troutville, VA 24175
4143 Franklin Road, SW, Roanoke, VA 24014
507 Willow Street, Mt. Airy, NC 27030
345 North Bridge Street, Jonesville, NC 28642
1606 Curtis Bridge Road, Wilkesboro, NC 28697
630 Fagg Drive, Eden, NC 27288
900 Washington Street, Eden, NC 27288
100 Turner Drive, Reidsville, NC 27320
305 South Main Street, Reidsville, NC 27320
4004 West Wendover Avenue, Greensboro, NC 27407
5715 High Point Road, Greensboro, NC 27407
70 Chatham Heights Road, Fredericksburg, VA 22405
55 Worth Avenue, Stafford, VA 22554
8402 Sudley Road, Manassas, VA 20109
903 South Main Street, Danville, VA 24541
5406 U. S. Highway 29 North, Danville, VA 24527
697 Country Club Drive, Fayetteville, NC 28301
2803 Ward Boulevard, Wilson, NC 27893
123 Rowan Street, Fayetteville, NC 28301
1001 South Horner Road, Sanford, NC 27330
2100 West Arlington Boulevard, Greenville, NC 27834
75 North Mason Street, Harrisonburg, VA 22802
2782 Stuarts Draft Highway, Stuarts Draft, VA 24477

The Bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

In addition to the bank offices, as of December 31, 2006, the Corporation also owned the following properties which it leases to third parties:

Description	Location
Golden Corral Restaurant	Raleigh, NC
Westlake Corner Shopping Center	Moneta, VA
Blackstone Shopping Center	Blackstone, VA
Executive Office Park	Roanoke, VA

As of December 31, 2006, management considered all of the Corporation’s properties to be in good condition, and maintained adequate insurance on each of these properties.

ITEM 3. LEGAL PROCEEDINGS.

As of March 27, 2007, there were no material pending legal proceedings to which the Corporation was a party or to which the property of the Corporation was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Bank Building Corporation’s annual meeting was held on Thursday, December 28, 2006. A total of 262,197 shares, or 65.84% of the 398,244 outstanding shares, were voted either in person or by proxy.

The following matters were acted on at the meeting:

Item	Votes For	Votes Against	Abstain
1. Set the number of Directors to be elected at five.	261,690	176	331

2. Election of the following directors:
Worth Harris Carter, Jr.	262,121	2,145
Robert W. Conner	262,121	2,234
Charles E. Hall	262,121	2,145
Haller G. Prillaman	262,121	2,145
R. E. Williams	262,121	2,160

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation is authorized to issue 400,000 shares of common stock, with no par value. On February 28, 1995, the Corporation distributed 398,244 shares of its common stock to approximately 3,000 shareholders for no consideration. As of December 31, 2006, the Corporation had approximately 2,650 shareholders of record and 398,244 shares outstanding.

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

Overview

The primary purpose of the Corporation is to acquire and develop property for lease as bank offices to Carter Bank & Trust. As discussed in Item 1, Carter Bank & Trust commenced business on December 29, 2006 with the concurrent merging of the ten Merged Banks.

Prior to the Merger, the primary purpose of the Corporation was to acquire and develop property for lease as bank offices to the Merged Banks. The Corporation intends to continue conducting its business in substantially the same manner as it did prior to the Merger.

The selection of sites and construction of the offices is done by the Bank to insure the needs of the Bank are met. There are, however, no commitments on the part of the Bank to present prospective office properties to the Corporation nor are there any commitments on the part of the Corporation to accept any prospective office properties offered by the Bank.

The initial lease terms for a bank office are set to cover all carrying costs of the particular site plus a small amount for the accounting and record keeping costs of the Corporation. Subsequent lease terms are negotiated between the Bank and the Corporation based on the conditions in the relevant market at that time.

Regardless of the size of any given property purchased by the Corporation, the lease with the Bank includes only the portion of the property utilized for the branch. The allocation of costs between the branch site and other property is based on the relative size and market value of each segment. Any property other than that used for the branch will be developed, leased or sold by the Corporation. Any buildings or other developments on this property will be compatible with the design of the bank office and consistent with the conduct of the business of banking.

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

Acquisition and Classification of Real Estate Assets

The majority (80%) of the Corporation’s properties are acquired from the Bank at carrying value. Each acquisition from the Bank is evaluated under SFAS No. 98, “Accounting for Leases; Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Lease,” to determine whether the transfer qualifies as an accounting sale from and leaseback to the Bank. Once management determines that sale leaseback accounting is appropriate, directly owned and leased assets are classified as real estate held and leased under the operating method, or as net investment in financing leases at the inception of a lease, for financial reporting purposes. This classification is based on several criteria, including financing leases, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. The classification criteria are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee.

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

Properties

The Corporation did not acquire additional properties during 2006. As of December 31, 2006, the Corporation owned 46 offices that were leased to the Bank under triple net operating leases. The Bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank (one of the Merged Banks), Rocky Mount, Virginia opened an office on a 10 acre tract of this property, on June 5, 1998; this office is now a branch of Carter Bank & Trust.

The Corporation also owns Blackstone Properties L.L.C, a wholly-owned subsidiary. Blackstone Properties owns two properties: Blackstone Shopping Center, Virginia and Executive Office Park, an office complex located in Roanoke, Virginia. The shopping center maintains various retail tenants. Executive Office Park is an office complex consisting of six separate buildings containing approximately 54,000 square feet of space divided into 28 suites. The Corporation also owns a Golden Corral Restaurant in Raleigh, North Carolina, which it leases to a third party.

Long-term mortgages payable by the Corporation as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
Mortgage loan secured by real estate (Lake Shopping Center) and related leases. Monthly payments are $19,403, including principal and interest at 8.25% at December 31, 2006, with the final payment due in 2012.	$976,720	$1,122,386

Mortgage loan secured by real estate (Westlake Shopping Center) and related leases. Monthly payments are $8,418, including principal and interest at 7.00% as of December 31, 2006, with the final payment in 2011.	413,209	482,638

Mortgage loan secured by real estate (Blackstone Shopping Center) and related leases. Monthly payments are $18,175, including principal and interest at 8.38% as of December 31, 2006, with the final payment due in 2018.	1,738,602	1,830,305

Mortgage loan secured by real estate (Golden Corral Restaurant) and related lease. Monthly payments are $16,302, including principal and interest at 6.0% as of December 31, 2006, with the final payment due in 2013.	1,147,225	1,269,984

Mortgage loan secured by real estate (Executive Office Park) and related leases. Monthly payments are $17,444 at December 31, 2006, including principal and interest at 7.00%, with the final payment due in 2021.	1,928,492	2,000,085

Mortgage loans secured by real estate (branch bank facilities) and related leases. Monthly payments at December 31, 2006 are $212,379, including principal and interest, with the final payments due from 2017 to 2024. Interest rates range from 6.00% to 8.75% at December 31, 2006, and are subject to adjustments at various times.	23,561,434	24,174,414

	29,765,682	30,879,812
Less current portion	(1,619,268)	(3,373,848)

	$28,146,414	$27,505,964

Operating Results

Net Income. The Corporation generated net income in 2006 of $225,452, or $0.57 per share, compared to net income in 2005 of $321,603, or $.81 per share, and net income in 2004 of $272,564, or $0.68 per share. The decrease of $96,151, from 2005 to 2006 is primarily due to the increase of legal and professional fees and several other operating expenses while the increase of $49,039 from 2004 to 2005 is attributable to the decrease in several operating expenses, interest expense being the largest decrease. This decrease was due to lower interest payments on variable rate mortgages. Lease income, which has historically been the Corporation’s principal source of revenue, was $3,909,676 in 2006, an increase of 2.5% from lease income in 2005 of $3,813,319. In comparison, the lease income in 2004 decreased 2% to $3,813,319 from $3,906,992 in 2004. Lease income accounted for 99.7% of total income in 2006, 98.8% in 2005 and 98.5% in 2004.

Operating Expenses. Operating expenses for 2006 were $3,549,161 compared to $3,348,284 for 2005. This increase of $200,877, or 6%, is due mainly to a increases in legal and professional fees and several other operating expenses. Repairs and depreciation decreased. In comparison, operating expenses for 2004 of $3,500,123 decreased to $3,348,284 in 2005, mainly due to the decrease in interest expense.

Interest expense increased to $2,372,893 in 2006 from $2,253,235 in 2005, an increase of $119,658 or 5.3%. Interest expense for 2005, when compared to 2004, decreased $170,424, or 7%.

Depreciation decreased from $672,690 in 2005 to $667,713 in 2006 and increased from $663,930 in 2004 to $672,690 in 2005. The increase of $8,760 from 2004 to 2005 was the result of the capitalization of property improvements for the year.

Operating expenses, other than depreciation and interest, consist largely of amortization, real estate taxes and insurance, repairs and the cost of corporate functions, including legal and accounting fees. These expenses increased to $508,555 in 2006 from $422,359 in 2005, for a increase of $86,196 or 20.4%. The increase in professional fees were principally attributable to additional professional services rendered in connection with the review of multiple delinquent periodic reports. All other categories also increased from 2005 to 2006 with the exception of repairs which decreased slightly. In comparison, these other operating expenses rose to $422,359 in 2005 from $412,534 in 2004, for an increase of $9,825, or 2.4%. Expenses for taxes, insurance and professional fees rose from 2004 to 2005, while repair and other expenses decreased.

The effective income tax rate was 39.4% in 2006, 37.1% in 2005, and 41.5% in 2004. The changes each year were due to changes in components of income, primary tax on regular income, capital gains on sales of property and investments and the effect of these items on deferred tax.

Analysis of Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Lease income was $3,909,676 in 2006, $3,813,319 in 2005, and $3,906,992 in 2004. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and mortgage borrowings. The Corporation’s cash flow from operations was $609,851 for 2006 compared to $1,171,323 for 2005, and $764,469 for 2004.

As of December 31, 2006, the Corporation’s other sources of liquidity consist of $88,277 in cash and potential sales proceeds from real estate having an aggregate book value of approximately $31,656,245 at December 31, 2006. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

The following paragraphs outline several accounting pronouncements that will become effective in future years.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balance of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings. This Statement improves financial reporting because its requirement to report voluntary changes in accounting principles via retrospective application, unless impracticable, enhances the consistency of the financial information between periods. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Adoption of this statement had no material impact on the Corporation’s financial condition or results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition , result of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure, FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more-likely-than-not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is assessing the impact, if any, that adoption may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting prouncements that require or permit fair value measurements, it does not require any new fair valuemeasurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Managements does not expect the adoption of this Statement to have a material impact on the Corporation’s financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination SAB 108 instructs companies ot quanitify the misstatements under both methodologies and if either method results in the determination of a material error, then the company must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not expect the adoption of this Bulleting to have a material impact on the Corporation’s consolidated financial statements.

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

Based on this evaluation, the Corporation’s president concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

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

There were no changes in the Corporation’s internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following information is provided as of March 29, 2007.

Directors Until Next Annual Meeting

Name (Age)	Director Since	Principal Occupation During Past Five Years
Worth Harris Carter, Jr. (69)	1988	Chairman of the Board and President Worth Harris Carter, Jr. is also a director and officer of the following companies: Chairman of the Board and President of Carter Bank & Trust since 2006;

Chairman of the Board and President of The
Mortgage Company of Virginia since 1984;

Chairman of the Board and President of Bank
Services Insurance, Inc. since 2003;

Chairman of the Board and President of Coresoft, Inc.
since 2004;

Chairman of the Board and President of Bank
Services of Virginia, Inc. since 1984; and

Manager of Blackstone Properties, L.L.C. since 1998.

Worth Harris Carter, Jr. was also a director and
officer of the following companies prior to the
Merger on December 29, 2006:

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
National Bank since 1985;

Chairman of the Board and President of Central
National Bank since 1996;

Chairman of the Board and President of Mountain
National Bank since 1996;

Chairman of the Board and President of Shenandoah
National Bank since 1996; and,

Chairman of the Board and President of Patriot Bank
since 1996.

Conner, Robert W. (67)	1995	Robert W. Conner is and has been Clerk of the Circuit Court of Halifax County for more than five years. He currently serves on the Board of Directors of Carter Bank & Trust. Prior to the Merger, he served on the Board of Directors of Community National Bank, South Boston, Virginia since 1985. He has served on the Boards of Directors of both Bank Services of Virginia and The Mortgage Company of Virginia.

Hall, Charles E. (65)	1995	Charles E. Hall is and has been a Farmer for more
than five years. He currently serves on the Board of
Directors of Carter Bank & Trust. Prior to the
Merger, he served on the Board of Directors for Blue
Ridge Bank, N.A., Floyd, Virginia since 1978. He has
served on the Boards of Directors of both Bank
Services of Virginia and The Mortgage Company of
		Virginia.

Prillaman, Haller G. (73)	1995	Haller G. Prillaman has been President of Prillaman Brothers, Inc., Martinsville, Virginia for more than five years. Prior to the Merger, he served on the Board of Directors for Patrick Henry National Bank, Bassett, Virginia, since 1976 and Mountain National Bank, Galax, Virginia, since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and The Mortgage Company of Virginia.

Williams, R. E. (72)	1995	R. E. Williams is retired. Previously he was President of Dry Fork Milling Company, Inc., Danville, Virginia for more than five years. He currently serves on the Board of Directors of Carter Bank and Trust. Prior to the Merger, he served as a Director of Central National Bank, Lynchburg, Virginia, since 1996 and of Patriot Bank, National Association since 1996. He has served on the Boards of Directors of both Bank Services of Virginia and The Mortgage Company of Virginia.

Executive Officers

Mr. Carter is Chairman of the Board and President and is discussed above.

Jane Ann Davis (44) has served as Secretary Treasurer of the Corporation since 1995. Mrs. Davis also serves as an officer and director of both Bank Services of Virginia, Inc. and The Mortgage Company of Virginia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and certain of its officers to file reports with the Securities and Exchange Commission indicating their holdings of, or transactions in, the Corporation’s equity securities. Based on a review of these reports and written representations furnished to the Corporation, the Corporation believes that, during fiscal year 2006, its directors and officers complied with all Section 16(a) filing requirements.

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

Shareholder Recommendations of Director Nominees

There have been no material changes to the process by which shareholders may submit director recommendations to the Board of Directors since the Corporation’s proxy statement for its 2006 annual meeting of shareholders.

ITEM 10. EXECUTIVE COMPENSATION.

The following information is provided as of December 31, 2006.

Executive Compensation

The Corporation does not have any paid employees or directors. All of its accounting, other professional services, record keeping and other operational needs will be met by other organizations on a fee-for-service basis. It is contemplated that such fees will be based on time expended plus reimbursable expenses. It is anticipated that such costs and expenses will be covered by the lease payments from the lease of the Bank branches. At the present time, Bank Services of Virginia, Inc., provides these services. Bank Services of Virginia, Inc. is a bank service corporation owned by the Bank that currently provides various bookkeeping and related services to the Bank. Bank Services of Virginia, Inc. is a subsidiary of The Mortgage Company of Virginia, which is the wholly-owned subsidiary of Carter Bank & Trust.

The Corporation does not have any equity compensation plans or employment or change in control agreements.

Mr. Worth Harris Carter, Jr., Chairman of the Board and President, serves as the principal executive, principal financial and principal accounting officer of the Corporation.

Director Compensation

The Directors receive no compensation for Board service or for committee meetings attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows, as of December 31, 2006, the beneficial ownership of the Corporation’s common stock of each director, the executive officer identified above under the caption “Executive Compensation” and the Corporation’s directors and executive officers as a group. To the Corporation’s knowledge, Mr. Carter is the Corporation’s only shareholder beneficially holding more than 5% of the Corporation’s outstanding common stock. As of December 31, 2006, the Corporation’s directors and executive officers as a group, beneficially owned 52,077 shares or 13.08% of the Corporation’s outstanding common stock.

	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percent of Common Stock Outstanding
Worth Harris Carter, Jr.	46,428	(4)	11.66%
Robert W. Conner	900	(5)	0.23%
Charles E. Hall	123	(6)	0.03%
Haller G. Prillaman	3,470		0.87%
R.E. Williams	1,156		0.29%
All Directors and Executive Officer as a Group (6 persons) (7)	52,077		13.08%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.
(2)	Includes shares held by affiliated corporations, spouses, minor or dependent children, relatives sharing the individual’s home, and shares held as custodian or trustee.
(3)	Unless otherwise indicated, the shares listed in the table represent sole voting and investment power.
(4)	Includes the following shares with respect to which Mr. Carter is deemed to be the beneficial owner: 4,714 shares held by Mr. Carter as custodian for his children and grandchildren, 363 shares held in Qualified Profit-Sharing Plan, and 538 shares held by C & C Realty, Inc., of which Mr. Carter is President and a 50% owner.
(5)	Includes 839 shares with respect to which Mr. Conner shares voting and investment power.
(6)	Includes 41 shares with respect to which Mr. Hall shares voting and investment power.
(7)	Includes share held by Jane Ann Davis, Secretary and Treasurer of the Company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information provided in Note 7 of the financial statements accompanying this report is incorporated herein by reference.

All of the Corporation’s directors, with the exception of Chairman of the Board and President Carter, are “independent” for the purposes of both board and audit committee membership under the NASDAQ listing standards.

ITEM 13. EXHIBITS.

The following exhibits are filed as part of this Form 10-KSB:

Exhibits:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

13	Portion of 2006 Annual Report to Shareholders

21	Subsidiaries (incorporated by reference to Exhibit 21 to Form 10-KSB, for the period ended December 31, 2000, filed with the SEC on May 5, 2006)

31	Certification by principal executive officer and principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by Goodman & Company, L.L.P. for the audit of the Corporation’s annual financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Goodman & Company during those periods. All services reflected in the following fee table for 2006 and 2005 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Year Ended December 31,
	2006	2005
Audit fees[1]	$14,480	$40,190

Audit-related fees	—	—

Tax fees[2]	1,875	1,710

All other fees	—	—

Total Fees	$16,355	$41,900

[1]

Audit fees consist of audit and review services, consents and review of documents to be filed with the SEC. The decrease in audit fees billed to the Corporation from 2005 to 2006 was principally attributable to additional professional services rendered in connection with the review during 2005 of multiple delinquent periodic reports that were subsequently filed in the second quarter of 2006.

[2]	Tax fees consist of preparation of federal and state tax returns and consultation concerning tax compliance issues.

In its capacity as the Audit Committee, the Board of Directors considered the compatibility of the non-audit-related services performed by and fees paid to Goodman & Company in 2006 and 2005, and proposed non-audit-related services and proposed fees for 2007, and determined that such services and fees are compatible with the independence of Goodman & Company as the Corporation’s independent auditors.

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

BANK BUILDING CORPORATION

Date: March 29, 2007	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr.
Chairman of the Board and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Worth Harris Carter, Jr.	Chairman of the Board and President	March 29, 2007
Worth Harris Carter, Jr.	(principal executive, principal financial
and principal accounting officer)

/s/ Robert W. Conner	Director	March 29, 2007
Robert W. Conner

/s/ Charles E. Hall	Director	March 29, 2007
Charles E. Hall

/s/ Haller G. Prillaman	Director	March 29, 2007
Haller G. Prillaman

/s/ R. E. Willliams	Director	March 29, 2007
R.E. Williams