Form 10QSB
period 2007-03-31
BANK BUILDING CORP
filed 2007-05-15
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There are 398,244 shares of the issuer’s common stock outstanding as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I—Financial Information

Item 1—Financial Statements.

Consolidated Statements of Financial Condition

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash	$28,904	$88,277
Accounts receivable	54,242	54,242
Property—net	31,549,447	31,656,245
Other assets	183,360	179,806

Total assets	$31,815,953	$31,978,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,820	$1,820
Accrued interest	212,853	196,452
Income taxes payable	25,664	—
Current portion of long-term debt	1,652,862	1,619,268
Notes payable	595,000	565,000

Total current liabilities	2,488,199	2,382,540

Long-term liabilities
Long-term debt—net of current portion	27,828,318	28,146,414
Deferred income taxes	62,445	62,445

Total long-term liabilities	27,890,763	28,208,859

Total liabilities	30,378,962	30,591,399

Stockholders’ Equity
Common Stock, no par value, 400,000 shares authorized; 398,244 issued and outstanding	—	—
Retained earnings	1,436,991	1,387,171

Total stockholders’ equity	1,436,991	1,387,171

Total liabilities and stockholders’ equity	$31,815,953	$31,978,570

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Income
Lease income	$993,074	$982,123

Total income	993,074	982,123

Operating Expenses
Interest	618,340	593,397
Depreciation	166,928	168,173
Taxes and insurance	5,104	—
Repairs	69,133	39,282
Professional fees	12,584	24,893
Other	45,501	39,905

Total operating expenses	917,590	865,650

Income before income taxes	75,484	116,473

Income taxes	25,664	39,600

Net income	$49,820	$76,873

Retained earnings, beginning of year	1,387,171	1,161,719

Retained earnings, end of year	1,436,991	1,238,592

Basic and diluted earnings per share	$0.13	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net Income	$49,820	$76,873
Adjustments to reconcile to net cash from operating activities:
Depreciation	166,928	168,173
Amortization	4,228	—
Change in:
Other assets	(7,782)	(8,309)
Accounts payable	—	(21)
Income taxes payable	25,664	39,145
Accrued interest	16,401	1,751

Net cash from operating activities	255,259	277,612

Cash flows from investing activities
Purchase (sale) of property	(60,130)	(152)

Net cash from investing activities	(60,130)	(152)

Cash flows from financing activities
Repayment of long-term debt	(284,502)	(272,934)
Proceeds from notes payable	30,000	—

Net cash from financing activities	(254,502)	(272,934)

Net change in cash	(59,373)	4,526

Cash—beginning of year	88,277	110,119

Cash—end of year	$28,904	$114,645

Supplemental disclosures of cash flow information
Cash paid for interest	$607,933	$591,646
Cash paid for income taxes	$—	$455

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

The results of operations for the interim period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission (SEC).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and income and expenses during the reporting period. Actual results could differ from those estimates.

Item 2—Management’s Discussion and Analysis or Plan of Operation.

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

Critical Accounting Policies

As of March 31, 2007, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on

Form 10-KSB for the fiscal year ended December 31, 2006. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of March 31, 2007, the Corporation owned 46 offices that are leased to the Bank under triple net operating leases. The Bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

The Corporation also owns the Westlake Corner Shopping Center near Smith Mountain Lake. This center consists of 50,000 square feet of space on 29 acres. The anchor tenants for the center are Food Lion, Revco, and Family Dollar Store. First National Bank, Rocky Mount (one of the merged banks), Virginia opened an office on a portion of this property on June 5, 1998; this office is now a branch of Carter Bank & Trust.

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

Operating Results

Net Income. For the three months of 2007, the Corporation generated net income of $49,820 compared to $76,873 for the same period of the previous year, for a decrease of $27,053 or 35%. The decrease in net income is primarily attributable to the increase in repairs. Lease income was 100% of total income for the first three months of 2007 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first three months of 2007 were $917,590 as compared to $865,650 for the same period of 2006. This increase of $51,940 or 6%, is due to increases in all expenses with the exception of depreciation expense and professional fees, which decreased. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $618,340 for the first three months of 2007 from $593,397 in the same period of 2006, for an increase of $24,943 or 4.2%. The increase in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2007.

Depreciation expense decreased to $166,928 in the first three months of 2007 from $168,173 in the same period of 2006, for a slight decrease of $1,245 or 0.74%.

Other operating expenses increased to $132,322 for the first three months of 2007 from $104,080 in the same period of 2006, for an increase of $28,242 or 27%. Repairs expense and taxes and insurance expense increased, while professional fees decreased. Other expense consists largely of operational utilities and management fees for the shopping center.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $255,261 for the first three months of 2007 compared to $277,612 for the same period of 2006.

As of March 31,2007, the Corporation’s main source of liquidity consisted of $28,904 cash. In addition, the Corporation owns real estate having an aggregate book value of approximately $31,549,447. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

The Corporation has not paid dividends to its shareholders.

Off-Balance Sheet Arrangements

The Corporation does not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2006, The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement amends Statements No. 133 and 140 by: permitting fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation; clarifying which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; establishing a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifying that concentrations of credit risk in the form of subordination are not embedded derivatives; and amending Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard is not anticipated to have a material impact on financial condition, result of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure, FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation is assessing the impact, if any, that adoption may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have a material impact on the Corporation’s financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”), which provides detail in the quantification and correction of financial statement misstatements. SAB 108 specifies that companies should apply a combination of the “rollover” and “iron curtain” methodologies when making determinations of materiality. The rollover method quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the year(s) of origination. SAB 108 instructs companies to quantify the misstatement under both methodologies and if either method results in the determination of a material error, then the Bank must adjust its financial statements to correct the error. SAB 108 also reminds preparers that a change from an accounting principle that is not generally accepted to a principle that is generally accepted is a correction of an error. The Bulletin is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Management does not expect the adoption of this Bulletin to have a material impact on the Corporation’s consolidated financial statements.

Item 3—Controls and Procedures.

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

There were no changes in the Corporation’s internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—Other Information

Item 1—Legal Proceedings.

There are no material pending legal proceedings to which the Corporation is a party or to which any of the Corporation’s property is subject.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds.

The Corporation did not sell or repurchase any of its equity securities during the period covered by this report.

Item 3—Defaults Upon Senior Securities.

There have been no defaults on any securities.

Item 4—Submission of Matters to a Vote of Security Holders.

There were no matters presented to a vote of security holders during the period covered by this report.

Item 5—Other Information.

None.

Item 6—Exhibits.

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

BANK BUILDING CORPORATION

DATE: May 14, 2007	BY: /s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr. Chairman of the Board and President
(principal executive, principal financial and principal accounting officer)