Form 10QSB
period 2007-06-30
BANK BUILDING CORP
filed 2007-08-14
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There are 398,244 shares of the issuer’s common stock outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

2

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash	$60,098	$88,277
Accounts receivable	172	54,242
Property – net	31,357,421	31,656,245
Income taxes receivable	29,321	—
Other assets	186,753	179,806

Total assets	31,633,765	31,978,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	—	1,820
Accrued interest	223,108	196,452
Current portion of long-term debt	1,692,061	1,619,268
Notes payable	673,000	565,000

Total current liabilities	2,588,169	2,382,540

Long-term liabilities
Long-term debt - net of current portion	27,499,444	28,146,414
Deferred income taxes	62,445	62,445

Total long-term liabilities	27,561,889	28,208,859

Total liabilities	30,150,058	30,591,399

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding
Retained earnings	1,483,707	1,387,171

Total stockholders’ equity	1,483,707	1,387,171

Total liabilities and stockholders’ equity	$31,633,765	$31,978,570

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Income
Lease income	$2,014,251	$1,937,089	$1,021,177	$954,966
Gain on sale of property	—	—	—	—

Total income	2,014,251	1,937,089	1,021,177	954,966

Operating Expenses
Interest	1,236,948	1,186,552	618,608	593,155
Depreciation	333,856	336,345	166,928	168,172
Amortization	8,457	—	8,457	—
Taxes and insurance	18,494	—	13,390	—
Repairs	129,703	101,546	60,570	62,264
Professional fees	63,308	34,081	50,724	9,188
Other	77,219	93,289	31,718	53,384

Total operating expenses	1,867,985	1,751,813	950,395	886,163

Income before income taxes	146,266	185,276	70,782	68,803

Income taxes	49,730	65,204	24,067	25,604

Net income	$96,536	$120,072	$46,715	$43,199

Retained earnings, beginning of period	1,387,171	1,161,719	—	—

Retained earnings, end of period	1,483,707	1,281,791	$46,715	$43,199

Basic and diluted earnings per share	$0.24	$0.30	$0.11	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net Income	$96,536	$120,072
Adjustments to reconcile to net cash from operating activities:
Depreciation	333,856	336,345
Gain on sale of property	—	—
Change in:
Income taxes receivable	(29,321)	—
Other assets	(6,947)	(15,804)
Accounts payable	(1,820)	(21)
Income taxes payable	—	64,749
Accounts Receivable	54,070	—
Accrued interest	26,656	2,435

Net cash from operating activities	473,030	507,776

Cash flows from investing activities
Purchase of property	(35,032)	(313)

Net cash from investing activities	(35,032)	(313)

Cash flows from financing activities
Repayment of long-term debt	(574,177)	(549,153)
Proceeds from notes payable	108,000	—

Net cash from financing activities	(466,177)	(549,153)

Net change in cash	(28,179)	(41,690)

Cash - beginning of period	88,277	110,119

Cash - end of period	$60,098	$68,429

Supplemental disclosures of cash flow information
Cash paid for interest	$1,208,534	$1,184,117
Cash paid for income taxes	$24,809	$455

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

The results of operations for the interim period ended June 30, 2007 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission (SEC).

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

Critical Accounting Policies

As of June 30, 2007, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of June 30, 2007, the Corporation owned 46 offices that are leased to the Bank under triple net operating leases. The Bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first six months of 2007, the Corporation generated net income of $96,536 compared to $120,072 for the same period of the previous year, for a decrease of $23,536 or 24%. The decrease in net income is primarily attributable to the increase in repairs and professional fees. The increase in the repair expense is mainly due to work done on the shopping centers and Executive Park Office. Lease income was 100% of total income for the first six months of 2007 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first six months of 2007 were $1,867,985 as compared to $1,751,813 for the same period of 2006. This increase of $116,172 or 7%, is due to increases in all categories with the exception of other expense which decreased. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $1,236,948 for the first six months of 2007 from $1,186,552 in the same period of 2006, for an increase of $50,396 or 4%. The increase in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2007 and notes payable issued to the Mortgage Company of Virginia’s non-qualified plan for the benefit of the President and to C & C Realty.

Depreciation expense decreased slightly to $333,856 in the first six months of 2007 from $336,345 in the same period of 2006, for a decrease of $2,489 or 1%.

Other operating expenses increased to $297,181 for the first six months of 2007 from $228,916 in the same period of 2006, for an increase of $68,265 or 23%. All categories of the other operating expenses increased, with the exception of the category of other expense which decreased . Other expense consists largely of operational utilities and management fees for the shopping center.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $473,031 for the first six months of 2007 compared to $507,776 for the same period of 2006.

As of June 30, 2007, the Corporation’s main source of liquidity consisted of $60,098 cash. In addition, the Corporation owns real estate having an aggregate book value of approximately $31,357,421. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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

Item 3 - Controls and Procedures.

The Corporation maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including the Corporation’s president and secretary and treasurer (who are currently the Corporation’s principal executive officer and principal financial officer, respectively), as appropriate to allow timely decisions regarding required disclosure. As required, during the preparation of this report, management, with the participation of the Corporation’s president and secretary and treasurer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures.

Based on this evaluation, the Corporation’s president and secretary and treasurer concluded that the Corporation’s disclosure controls and procedures were operating effectively as of the end of the period covered by this report.

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

There were no changes in the Corporation’s internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 5 - Other Information.

None.

Item 6 - Exhibits.

Exhibits.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form SB-2 filed with the SEC on June 16, 1993)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to Form SB-2 filed with the SEC on June 16, 1993)

31.1	Certification by principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification by principal financial officer pursuant to Rule 13a-14(a)

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. § 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK BUILDING CORPORATION

DATE: August 14, 2007	BY:	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr.
Chairman of the Board and President
(principal executive officer)

DATE: August 14, 2007	BY:	/s/ Jane Ann Davis
Jane Ann Davis Secretary and Treasurer
(principal financial and accounting officer)