Form 10QSB
period 2007-09-30
BANK BUILDING CORP
filed 2007-11-14
CIK 907250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There are 398,244 shares of the issuer’s common stock outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements.

Consolidated Statements of Financial Condition

	September 30 2007	December 31 2006
	(Unaudited)
Assets
Current assets
Cash	$104,044	$88,277
Accounts receivable	—	54,242
Property – net	31,378,182	31,656,245
Income taxes receivable	14,167	—
Other assets	190,175	179,806

Total assets	31,686,568	31,978,570

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	—	1,820
Accrued interest	237,741	196,452
Current portion of long-term debt	1,733,290	1,619,268
Notes payable	907,000	565,000

Total current liabilities	2,878,030	2,382,540

Long-term liabilities
Long-term debt—net of current portion	27,161,133	28,146,414
Deferred income taxes	62,445	62,445

Total long-term liabilities	27,223,578	28,208,859

Total liabilities	30,101,608	30,591,399

Stockholders’ equity
Common Stock, no par value, 400,000 shares authorized; 398,244 shares issued and outstanding
Retained earnings	1,584,960	1,387,171

Total stockholders’ equity	1,584,960	1,387,171

Total liabilities and stockholders’ equity	$31,686,568	$31,978,570

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Income
Lease income	$3,022,218	$2,930,620	$1,007,967	$993,531
Gain on sale of property	—	—	—	—

Total income	3,022,218	2,930,620	1,007,967	993,531

Operating Expenses
Interest	1,852,046	1,779,395	615,097	592,843
Depreciation	500,784	504,518	166,928	168,173
Amortization	12,685	—	4,228	—
Taxes and insurance	18,494	30,157	—	30,157
Repairs	164,719	137,772	35,016	36,226
Professional fees	65,288	42,849	1,980	8,768
Other	108,522	94,336	31,303	1,047

Total operating expenses	2,722,538	2,589,027	854,553	837,214

Income before income taxes	299,680	341,593	153,414	156,317

Income taxes	101,891	116,142	52,161	50,938

Net income	$197,789	$225,451	101,253	$105,379

Retained earnings, beginning of period	1,387,171	1,161,719	—	—

Retained earnings, end of period	1,584,960	1,387,170	101,253	$105,379

Basic and diluted earnings per share	$0.50	$0.57	$0.25	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net Income	$197,789	$225,451
Adjustments to reconcile to net cash from operating activities:
Depreciation	500,784	504,518
Change in:
Accounts Receivable	54,242	—
Income taxes receivable	(14,167)	—
Other assets	(10,369)	(90,304)
Accounts payable	(1,820)	(27,328)
Accrued interest	41,289	2,194
Income taxes payable	—	(171,515)

Net cash from operating activities	767,748	443,016

Cash flows from investing activities
Purchase of property	(222,722)	(1,892)

Net cash from investing activities	(222,722)	(1,892)

Cash flows from financing activities
Repayment of long-term debt	(871,259)	(828,947)
Proceeds from notes payable	342,000	350,000

Net cash from financing activities	(529,259)	(478,947)

Net change in cash	15,767	(37,823)

Cash—beginning of period	88,277	110,119

Cash—end of period	$104,044	$72,296

Supplemental disclosures of cash flow information
Cash paid for interest	$1,810,758	$1,777,201
Cash paid for income taxes	$61,816	$300,253

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

The results of operations for the interim period ended September 30, 2007 are not necessarily indicative of the results which may be expected for the full year ending December 31, 2007. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto and accounting policies included in the Corporation’s 2006 Form 10-KSB filed with the Securities and Exchange Commission (SEC).

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

Critical Accounting Policies

As of September 30, 2007, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Corporation’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006. The policies disclosed included: Accounting for the Acquisition and Classification of Real Estate Assets and Accounting for Dispositions and Impairment of Real Estate.

Properties

As of September 30, 2007, the Corporation owned 46 offices that are leased to the Bank under triple net operating leases. The Bank is responsible for all property taxes, insurance and maintenance costs on each leased office. The Corporation incurs interest and depreciation expenses related to each office as well as other, minimal operating costs.

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

Operating Results

Net Income. For the first nine months of 2007, the Corporation generated net income of $197,789 compared to $225,451 for the same period of the previous year, for a decrease of $27,662 or 12%. The decrease in net income is primarily attributable to the increase in all operating expenses with the exception of taxes and insurance and depreciation. The increase in the repair expense is mainly due to work done on the shopping centers and Executive Park Office. Lease income was 100% of total income for the first nine months of 2007 and 2006. Lease income has historically been the Corporation’s principal source of revenue.

Operating Expenses. Operating expenses for the first nine months of 2007 were $2,722,538 as compared to $2,589,027 for the same period of 2006. This increase of $133,511 or 5%, is due to increases in all categories with the exception of depreciation and taxes and insurance which decreased. Depreciation and interest expense have historically been the Corporation’s principal operating expenses.

Interest expense increased to $1,852,046 for the first nine months of 2007 from $1,779,395 in the same period of 2006, for an increase of $72,651 or 4%. The increase in interest expense was due to an increase in interest rates under certain variable rate mortgages which repriced in the first quarter of 2007 and notes payable issued to the Mortgage Company of Virginia’s non-qualified plan for the benefit of the President and to C & C Realty.

Depreciation expense decreased slightly to $500,784 in the first nine months of 2007 from $504,518 in the same period of 2006, for a decrease of $3,734 or less than 1%.

Other operating expenses increased to $357,023 for the first nine months of 2007 from $305,114 in the same period of 2006, for an increase of $51,909 or 17%. All categories of the other operating expenses increased, with the exception of the category of taxes and insurance which decreased . Other expense consists largely of operational utilities and management fees for the shopping center.

Financial Condition, Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The Corporation’s main source of liquidity is lease income. Cash outflows consist of payments for operating expenses, interest expense, income taxes, and repayment of mortgage borrowings. The Corporation’s cash flow from operations was $767,748 for the first nine months of 2007 compared to $443,016 for the same period of 2006.

As of September 30, 2007, the Corporation’s main source of liquidity consisted of $104,044 cash. In addition, the Corporation owns real estate having an aggregate book value of approximately $31,378,182. Management believes that its cash flow from operations and these other potential sources of cash will be sufficient to finance current and projected operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109,” which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and disclosure, FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is more likely than not (greater than 50 percent) realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Corporation is assessing the impact, if any, that adoption may have on its financial statements.

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

BANK BUILDING CORPORATION

DATE: November 13, 2007	BY:	/s/ Worth Harris Carter, Jr.
Worth Harris Carter, Jr.
Chairman of the Board and President
(principal executive officer)

DATE: November 13, 2007	BY:	/s/ Jane Ann Davis
Jane Ann Davis
Secretary and Treasurer
(principal financial and accounting officer)